Form 10-K
period 1999-12-31
JNI CORP
filed 2000-03-29
CIK 1094087

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITIONAL REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ____________

                         Commission file number 0-27755

                                 JNI CORPORATION
                (Name of Registrant as Specified in its Charter)

                  DELAWARE                                  33-0740004
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)


           9775 TOWNE CENTRE DRIVE
           SAN DIEGO, CALIFORNIA                               92121
  (Address of Principal Executive Offices)                  (Zip Code)

                                 (858) 535-3121
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

         As of February 29, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,795,043,781, based on the closing price of the Company's Common Stock on the Nasdaq National Market on February 29, 2000 of $81.625 per share.

         As of February 29, 2000, 21,991,348 shares of registrant's Common Stock, $0.001 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report.

                                     PART I

FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements," which may include the following:

         -        our business strategy;

         - the timing of and plans for the introduction of new products and enhancements;

         -        plans for hiring additional personnel;

         -        anticipated growth in the market for Fibre Channel products;

         -        entering into strategic alliances; and

         - the adequacy of our existing resources together with anticipated sources of additional capital to fund our operations for at least the next 12 months.

         Other statements about our plans, objectives, expectations and intentions contained in this document that are not historical facts may also be forward-looking statements. When used in this prospectus, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed under "Factors That May Affect Future Performance" and elsewhere in this document. We assume no obligation to update any forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW

         We are a leading designer and supplier of Fibre Channel hardware and software products that connect servers and data storage devices to form storage area networks, or SANs. SANs were made possible by the emergence of Fibre Channel technology, a new generation of server to storage communications technology that improves data communication speeds, connectivity, distance between connections, reliability and accessability. Our Fibre Channel development efforts began in 1993, and we shipped some of the first commercially available Fibre Channel products in 1995. Throughout our history, we have designed Fibre Channel products for the most demanding enterprise-level systems running applications that are integral to our customers' businesses. We currently market high-performance application specific integrated circuits, or ASICs, based on our proprietary technology, a broad range of Fibre Channel host bus adapters and software that facilitates advanced SAN device integration and management. Our products provide flexibility, scalability and availability, as well as manageability and superior performance in network storage systems.

         We offer a broad range of Fibre Channel host bus adapters for the SAN market. Our products can be used both with the SBus interface developed by Sun Microsystems and the peripheral component interconnect, or PCI, interface. Our host bus adapters are also deployable across a wide variety of network configurations and operating systems. We have designed our ASICs to work in the most demanding, high-end enterprise applications and offer what we believe is the lowest available latency in complex switched environments. We were the first in the industry to demonstrate products capable of sustained 2 gigabit per second Fibre Channel transmissions. Our proprietary configuration and driver software incorporates advanced features that significantly enhance and simplify SAN device integration and management. We work closely with our customers to tailor our products to their specific requirements by making software driver modifications to optimize performance with our customers' products. Although our Fibre Channel ASICs and host bus adapters find their primary application in SANs, they have also been deployed for use with digital graphics, video networks and non-linear digital editing systems in the advertising, broadcast and entertainment industries as well as for high speed data processing applications in a variety of industries including Internet service providers.

         We sell our products domestically and internationally primarily through OEM and distribution channel customers including distributors, system integrators and value-added resellers who sell directly to end-users. We have long-term relationships and strategic alliances with many of our customers, including Acal Electronics, Amdahl, AVID, Bell Microproducts, Chaparral, Data General, EDS, EMC, Hitachi, INFO X, McData, Polaris Service and StorageTek. End-users of our products include Boeing, British Airways, Charles Schwab, DaimlerChrysler, Deutsche Telekom, Federal Express, GTE, Lexis Nexis, Morgan Stanley and US WEST Capital Funding.

INDUSTRY BACKGROUND

         GROWTH AND MANAGEMENT OF DATA

         In today's information-based economy, a company's information and databases are central to the value of the enterprise. The volume of business-critical data generated, processed, stored and manipulated has grown dramatically over the last decade, and managing the increase in data is one of the most important challenges for organizations. International Data Corporation, an independent industry research company, estimates that the amount of stored networked data grew from 750 terabytes in 1994 to 10,500 terabytes in 1998, and that it will increase to 420,000 terabytes in 2002. The dramatic increase in stored data is the result of a variety of factors, including:

         - the development of Web-based business operations and e-commerce;

         -        high volume database access and transaction processing;

         -        data warehousing and data mining of large databases;

         -        data replication services;

         -        digital video storage, transmission and editing; and

         -        business and scientific computing.

         As a result, enterprises face heightened requirements for data storage solutions that offer:

         -        improved access to shared data;

         -        efficient management of shared data;

         -        disaster tolerance and recovery;

         -        reduced costs of ownership;

         -        increased connectivity capabilities;

         -        higher performance; and

         -        greater reliability.

         Today's enterprises generally access, share and manage the rapidly expanding volume of data utilizing two major data communication technologies: local area network and input/output. Local area network technologies enable communications among servers and client computers, while input/output technologies enable communication between servers and their attached high-speed peripherals, such as storage devices. The servers and storage devices in traditional architectures communicate using an input/output interface protocol known as small computer systems interface, or SCSI. The SCSI protocol is based on the concept of a single server transferring data in a serial manner to a limited number of disk drives. While SCSI has achieved wide acceptance, it has several limitations, such as short transport distance, lack of reliability and support for a limited number of connections, which have restricted the capabilities of traditional network storage architectures.

         The traditional network storage architectures are commonly referred to as local backup and network attached storage. In the widely-deployed local backup architecture, each network server is linked to a limited number of storage systems in close proximity using SCSI technologies. In the network attached storage architecture, stored data can be accessed over the local area network because the storage device is connected directly to the local area network by a dedicated storage server. Due to the significant volume of data being stored in today's business environment, however, both of these architectures have become increasingly costly to maintain and expand because their reliance on "tethered" storage devices makes them hardware intensive.

         The traditional architectures can provide acceptable performance in smaller enterprises and even in larger organizations when a single server runs the complete application. Over the past few years, however, the explosive growth of networked computers has led to the distribution of applications over hundreds or even thousands of servers. This trend, in combination with the growth in stored data, has highlighted a number of significant problems for enterprises using the traditional architectures:

         - SCALABILITY. To increase the amount of storage capacity without degrading network performance, a business using a traditional architecture will generally increase the number of servers on the network as well as the number of storage devices. Further, these architectures necessitate the replication of data in multiple locations to eliminate bottlenecks, thus increasing the cost of storing data.

         - AVAILABILITY. Because access to each storage device is controlled by a single server in traditional architectures, data can become inaccessible if the server goes down. Further, because the server must process all requests for data in the storage device, the traditional model drains server processing power and increases latency for network users which results in degraded overall network performance.

         - SPEED AND DISTANCE. To achieve higher transmission speeds in traditional architectures, the distance between storage devices and servers must be limited to less than 12 meters. This close proximity increases network configuration complexity and exposure to data loss in disaster situations. Furthermore, in traditional architectures, data transmission to or from the storage device to the client requesting the data must pass through the SCSI connection, the server and the network. Because the SCSI connection is typically much slower than the local area network, the traditional architecture creates a bottleneck at the server which degrades network performance and lengthens backup times.

         - MANAGEABILITY. Businesses that use traditional architectures must rely on network servers to provide performance, configuration, accounting, fault and security management of the SCSI connection and the stored data. This decentralized management approach increases the costs of operating a network and limits the ability to improve performance, ensure data security and enable highly available data access.

As a result, the traditional architectures do not adequately support the increasing requirements of today's data-intensive enterprises.

         FIBRE CHANNEL TECHNOLOGY

         In response to the demand for high-speed and high-reliability storage-to-server and server-to-server connectivity, the Fibre Channel interconnect protocol was developed in the early 1990s and received the American National Standards Institute approval in 1994. Fibre Channel is an open, efficient transport system supporting multiple protocols using Fibre Channel guaranteed delivery services. Fibre Channel represents an integration of channels and networks with active, intelligent communication among devices. Fibre Channel technology has the following capabilities:

         -        Performance capability of over four gigabits/second;

         -        Support for distances up to 10 km without loss of speed;

         -        Serial transmission with small physical hardware;

         -        Scalable network configurations;

         - Reliable data transmission capable of guarantee through multiple classes of service;

         -        Interoperability with standard components;

         - Support for multiple cost/performance levels, from small systems to supercomputers; and

         - Ability to carry multiple existing interface data protocols, including Internet Protocol, SCSI and audio/video.

         As a result of its broad range of features, many industry analysts consider Fibre Channel to be the most reliable, scalable, gigabit communications technology available today. Since its introduction, Fibre Channel has earned increasing acceptance from industry and independent testing laboratories. IDC forecasts that the market for products based on Fibre Channel technology will exceed $23.0 billion within three years. Fibre Channel technology can be implemented in a wide variety of applications, including computer clustering, networking, digital video transmission and editing and storage access. To date, the most widely accepted and deployed application for Fibre Channel technology has been in SANs.

         STORAGE AREA NETWORKS

         A storage area network is a network of servers and data storage devices which interconnects servers and storage devices at gigabit speeds. Fibre Channel is the critical enabling technology that has made implementation of a SAN possible. Businesses are investing in SANs because they have found that establishing a separate network for storage takes data movement off the local area network thereby freeing up network resources and reducing the impact on network users. SANs provide an open, extensible platform for storage access in data intensive environments like those used for data warehousing, storage management and server clustering applications. Equally important, SANs can be significantly less expensive to maintain and expand than traditional storage architectures because they enable shared, high-speed access to stored data which can significantly reduce data replication.

         SANs provide the following benefits that address the growing challenges facing businesses using data-intensive, mission-critical applications:

         - SCALABILITY. By combining networking models with advanced server performance and mass storage capacity, a SAN eliminates the bandwidth bottlenecks and scalability limitations imposed by traditional storage architectures. Because Fibre Channel supports multiple topologies, SANs can support up to 126 devices in simple configurations and up to 16 million devices in the most complex configurations. The network architecture reduces the need to replicate data because all servers can share access to each storage device.

         - AVAILABILITY. SANs enable businesses to eliminate the bottlenecks inherent in the traditional architectures and to reduce the dependence on a single server to access each storage device. Because SANs use Fibre Channel technology and a networked approach, SANs can be designed with multiple fail-overs to provide more reliable connections and thereby assure availability of data in spite of failures of individual links or components of the system.

         - SPEED AND DISTANCE. By using Fibre Channel technology, SANs support large data block transfers at gigabit speeds and are therefore very effective for data transfers between storage systems and servers. Fibre Channel has demonstrated transmission speeds of up to two gigabits per second and is designed to scale to significantly higher speeds. Additionally, Fibre Channel supports a transmission distance of up to 10 kilometers without loss of speed, which simplifies network configuration and significantly reduces susceptibility to environmental disaster.

         - MANAGEABILITY. Fibre Channel facilitates the use of network management software for monitoring and control. Thus, network administrators are able to more closely monitor storage systems, giving them the control to group storage devices into logical unit numbers, distribute data loading more evenly across peripherals and reroute traffic under error conditions. Fibre Channel hardware can be configured to offer several levels of reliability which increases the security and accessibility of stored data.

         - FLEXIBILITY. SANs provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Mac OS and Windows NT. SANs apply the distributed computing model to computer storage systems and servers and take advantage of the inherent benefits of a networked approach. SANs can be configured in multiple topologies, and the various topologies contribute to the flexibility of the SAN to solve storage management issues by offering enterprises alternatives in cost and scale. The most commonly used topology in currently deployed SANs is the arbitrated loop, or FC-AL, because it offers most of the benefits of a SAN at a lower cost than the most complex topology. The switched topology, or FC-SW, is the most complex and provides the most aggregate throughput as it allows for multiple data transmissions to occur simultaneously.

The SAN environment complements the ongoing advancements in local area network technologies by extending the benefits of improved performance and capabilities from the client local area network through to servers and storage.

         COMPONENTS OF A SAN

         Virtually all SANs use several basic components to make up the network, including the following:

         -        servers and management software;

         -        storage devices and Fibre Channel disc controllers;

         -        switches, hubs and Fibre Channel to SCSI bridges;

         -        host bus adapters; and

         -        copper or fiber optic cables.

         Regardless of topology, each server connects to a SAN through host bus adapters, which are electronic circuit cards that fit standard sockets on computer motherboards and enable high-speed data transfer. A host bus adapter connects the server to other devices on a SAN via cables. The cables connect the host bus adapter either directly to the Fibre Channel disc controller which is installed in the storage device or to a hub or a switch.

         A host bus adapter is one of the most critical and complex devices on the SAN. A host bus adapter provides the necessary bridge between a SAN and a computer bus, which is an internal communication pathway between the central processing unit and internal memory or peripheral devices. By leveraging the advantages of Fibre Channel, a single host bus adapter can handle a multitude of tasks that previously required distinct host bus adapters for each protocol. Host bus adapters are typically classified by (a) bus architecture, (b) computer operating system and (c) topology. Each host bus adapter product is designed to support a particular bus architecture, typically either the Sun Microsystems SBus architecture or the Peripheral Component Interconnect, or PCI, bus architecture. Because Fibre Channel host bus adapter functions are regulated by software, each host bus adapter must include software designed to work with the particular operating system being used by the server/storage solution. These systems include all types of UNIX as well as Windows NT, Mac OS and mainframe systems. Host bus adapters are therefore designed to work with one or more operating systems and one or more Fibre Channel topologies. IDC projects that the annual market for Fibre Channel host bus adapters will grow from $269 million in 1999 to over $1.6 billion by 2002.

         The core technology of host bus adapter and other components of a SAN is embodied in application specific integrated circuits, or ASICs, that perform the most complex functions, and software that enables the integration and management of the SAN equipment. ASIC development is a lengthy and costly process that requires significant technical expertise and resources. Likewise, developing software to work with and manage SAN components involves an extensive design effort. This effort is compounded by the need to test and debug software code for each Fibre Channel product and ensure compliance with several distinct operating platforms. These technological barriers to entry create a significant market opportunity for companies that have developed and deployed Fibre Channel-based products, particularly host bus adapters, that utilize proprietary ASICs and software designed to work in the emerging SAN environment.

THE JNI SOLUTION

         We are a leading developer and manufacturer of Fibre Channel hardware and software products that form critical elements of SANs. We developed some of the first commercially available Fibre Channel-based products and focus our efforts exclusively on the Fibre Channel market. Because of our early and continuous focus on developing technology and products based on the Fibre Channel standard, we have successfully developed a broad line of host bus adapters, ASICs and software that provide increased bandwidth for data communication, increased distance for high speed data transmission, guaranteed data delivery and scalability to large numbers of network connections. Our proprietary ASICs have been designed to work in the most demanding, high-end enterprise applications and are particularly effective in switched environments. We believe that we offer the broadest range of Fibre Channel host bus adapters in the SAN industry. Our proprietary configuration and driver software incorporates advanced features that significantly enhance and simplify SAN device integration and management. As a result of our advanced technology and broad product offering, we are able to deliver the following benefits to our customers and end-users:

         - MANAGEABILITY. Our software can help eliminate configuration errors, which are the most common cause of SAN failure. Our EZFibre SAN management software is a powerful and easy-to-use tool for configuring and managing a SAN and its components. EZFibre's point and click interface and helpful diagnostic tools give the user an intuitive and effective way to manage JNI products in SANs of all sizes.

         - FLEXIBILITY. Our products can be used with both PCI and SBus interfaces, work with all SAN topologies and interoperate with a wide variety of operating systems and computer platforms, including Windows NT, UNIX, Mac OS and others. In addition to SANs, customers have deployed our products for use with digital graphics, video networks and non-linear digital editing systems for the advertising, broadcast and entertainment industries as well as for high speed data processing applications in a variety of industries, including Internet service providers.

         - PERFORMANCE. Our ASIC technology enables an extraordinarily high performance connection to the SAN. We believe that our products deliver exceptional price/performance, regardless of scale or configuration. We are the first in the industry to demonstrate products capable of sustained 2 gigabit per second Fibre Channel transmissions. We also believe that our ASICs provide the lowest latency available in the most complex, switched SANs.

         - SCALABILITY. Our ASIC and host bus adapter architectures provide high performance in simple, cost-sensitive SAN configurations, but they are capable of scaling to switched, multi-terabyte enterprise solutions. Our products include both workgroup class solutions and enterprise solutions that can support the full range of connectivity enabled by the Fibre Channel standard. Using our products, customers can seamlessly add storage to a SAN while it is operating, and they can easily migrate from simple to complex topologies to support larger networks.

         - AVAILABILITY. JNI products are installed in some of the most demanding business environments, and our customers typically have extremely low tolerance for system downtime. We conduct extensive testing with complex simulations of user configurations to help ensure that our products will not cause any data loss, data interruption, SAN crashes or lockups and that our products can withstand most failures or interruptions in other parts of the system.

         - QUALITY. We design, manufacture and test our products to meet high standards for quality. During the product design process, each component is qualified by testing to provide the necessary performance over ranges of environmental conditions that are more extreme than what our customers will encounter in normal use. Our latest ASIC technology has reduced the number of parts on our host bus adapters, which improves quality by simplifying data/error checking.

         - CUSTOMIZATION. We work closely with our OEM customers to tailor our products to meet the customer's specific requirements. For UNIX applications in enterprise level SANs, many of our OEM customers require customized driver software to optimize performance with their products. We have modified drivers to provide the required level of optimization without sacrificing performance or robustness. We believe that our capability to easily customize our software to meet customer needs will be an important factor in increasing acceptance of our products in the marketplace.

THE JNI STRATEGY

         Our objective is to become the market leader in high-speed Fibre Channel connectivity products for SANs and other applications by providing a family of integrated host bus adapter, ASIC and software products that exceed competitive offerings in features, flexibility and price/performance. The key elements of our strategy are highlighted below:

         FOCUS EXCLUSIVELY ON FIBRE CHANNEL. We base all of our products on Fibre Channel technology. We plan to enhance our presence in the SAN market by focusing all of our resources on developing, marketing and supplying superior Fibre Channel connectivity products. By focusing entirely on the design and development of Fibre Channel products, we believe that we can enhance our existing products and develop new products for SANs and other applications rapidly and efficiently. We believe that our focus will provide us with a competitive advantage in developing Fibre Channel products for complementary applications as the markets for such applications develop.

         EXPAND PENETRATION OF EXISTING OEM CUSTOMERS AND LEVERAGE MULTIPLE DISTRIBUTION CHANNELS. We are focused on product sales to new customers and on extending our product penetration within our existing OEM customer base. Once a customer buys our product for one system in the SAN, our strategy is to then offer complementary products. By integrating additional JNI products, a customer can obtain the increased benefits of our product breadth by simplifying SAN configuration using common device drivers, management utilities and vendor support. We intend to increase our reseller programs to complement our distribution channels. To complement and support our domestic and international reseller and OEM channels, we intend to increase our worldwide field sales force.

         LEVERAGE FIBRE CHANNEL TECHNOLOGY AND QUALITY LEADERSHIP. Our technological leadership is based on our proprietary ASIC, software and high-frequency circuit designs. We intend to continue to invest our engineering resources in ASIC and software development and provide leading technologies to increase the performance and functionality of our products. We believe that early technology and product leadership can translate into market leadership. We also recognize that product quality is an indispensable condition of competitiveness, and we are focused on continuously improving product quality, delivery, performance and service. We have taken steps to obtain ISO9002 certification in early 2000 and intend to obtain ISO9001 certification by the end of 2001.

         PROVIDE CUSTOMER-DRIVEN PRODUCT FUNCTIONALITY AND HIGH QUALITY CUSTOMER SUPPORT. We seek to enhance customer satisfaction and build customer loyalty through the quality of our service and support. In addition, we are committed to providing customer-driven product functionality through feedback from key prospects, consultants, distribution channel and OEM customers and customer surveys. We intend to continue to enhance the ease of use of our products and invest in additional support services by increasing staffing and adding new programs for our OEM and distribution channel customers.

         PROMOTE THE JNI BRAND. We plan to continue building awareness of the JNI brand in order to position ourselves as a leading provider of high-performance Fibre Channel connectivity products for high-end, enterprise-level business applications. We believe an established brand will become increasingly important as our distribution channels expand to include resellers. To promote our brand, we plan to increase our investments in a range of marketing programs, including trade show participation, advertising in print publications, direct marketing, public relations and Web-based marketing.

         ESTABLISH AND MAINTAIN STRATEGIC ALLIANCES AND PURSUE ACQUISITIONS. We intend to continue working closely with leaders in the storage, networking and computing industries to develop new and enhanced Fibre Channel products. We believe that establishing strategic relationships with technology partners is essential to facilitate the efficient and reliable integration of our products into SANs. To this end, we have formed strategic relationships and industry alliances with leading technology companies, including Ancor Communications, Brocade Communications, Crossroads Systems, Gadzoox Networks and McData. We also intend to pursue joint ventures, licensing and acquisition strategies to meet these goals. We believe that the emerging SAN industry will present numerous opportunities to employ an acquisition or partnering strategy with key software and hardware companies.

PRODUCTS

         We believe we offer high quality Fibre Channel products with a superior price/performance profile. Our products include a comprehensive suite of host bus adapters, ASICs and software.

         HOST BUS ADAPTERS

         We design, manufacture and sell a suite of Fibre Channel host bus adapters and related device driver software. A host bus adapter is an electronic circuit card that fits standard sockets on motherboards for servers, workstations, disk arrays and other SAN devices and enables high-speed data transfer within the SAN. Communication between the host bus adapter and the operating system is regulated by device driver software which is included with the host bus adapter. In addition to communication, the device driver software provides a high-reliability data path from a user's application in a SAN. Working in conjunction with our device driver software, our host bus adapters can be used with both the SBus and the PCI interface, work with all SAN topologies and interoperate with a wide variety of operating systems, making our host bus adapter capabilities the broadest currently available.

         In January 2000, we announced the PC Server DriverSuite, an integrated suite of software drivers designed to work with our PCI-based FibreStar host bus adapters using the Emerald III ASIC controller. The PC Server DriverSuite is a single, integrated software driver platform that enables JNI FibreStar host bus adapters to operate under all major PC server operating systems, including Microsoft Windows NT and Windows 2000, Novell NetWare, Red Hat Linux and Apple Macintosh operating systems. In conjunction with the PC Server DriverSuite introduction, JNI introduced new drivers for the Novell and Linux operating systems.

         In addition to the different operating systems, the PC Server DriverSuite operates under all three Fibre Channel topologies - switched fabric, arbitrated loop and point-to-point - as well as Fibre channel configurations using switches and hubs. The result is the PC Server DriverSuite simplifies the installation and ensures complete interoperability between all types of platforms and servers.

         Because of the high level of reliability of our device driver software and the functionality of our host bus adapters, we have been certified as a designated supplier by leading storage OEMs, including Compaq, Data General, EMC, Fujitsu, Hitachi, McData and MTI. Our host bus adapter list prices range from $750 to $4,000.

         We commenced volume production of host bus adapters in 1996 with our FibreStar line of host bus adapters designed for the SBus interface, and we are currently the leading independent supplier of host bus adapters for the Sun Solaris operating system. In late 1998, we obtained our initial certification from an OEM customer for our host bus adapters for the PCI interface. In 1999, we introduced our lower cost Emerald-based host bus adapter for the PCI interface based on Fibre Channel products and technology acquired from Adaptec. The new Emerald-based host bus adapters for the PCI interface also offer significantly improved performance and flexibility and include software for Solaris and other UNIX variants and the PC Server DriveSuite. The following tables provide information about our current offering of host bus adapters:

WORKGROUP SOLUTIONS


--------------------------------------------------------------------------------------------------------------------
Product                                  Features                               Target Markets
--------------------------------------------------------------------------------------------------------------------
FIBRESTAR HIGH-PERFORMANCE PCI           Next generation PCI technology
ADAPTERS                                 High-performance in all
                                         configurations

                                         Includes EZFibre management
                                         utility

                                         Emerald-based architecture

                                         32-bit and 64-bit PCI
                                         connections                            High-volume PC servers &
                                                                                applications, entry level SANs,
                                                                                price/performance sensitive utility
                                                                                customers
-------------------------------------------------------------------------------
FIBRESTAR 32-BIT PCI ADAPTER             Single interface for network and
                                         storage applications
                                         Compatibility with SBus
                                         products
-------------------------------------------------------------------------------
FIBRESTAR 2-GIGABIT PCI ADAPTER          Industry's first 2-Gigabit
                                         Fibre Channel adapter
                                         Enabling 2-Gigabit OEM
                                         products
-------------------------------------------------------------------------------


ENTERPRISE SOLUTIONS


--------------------------------------------------------------------------------------------------------------------
Product                                  Features                               Target Markets
--------------------------------------------------------------------------------------------------------------------
FIBRESTAR SBUS ADAPTER                   Designed for mission critical          Critical database applications, data
                                         applications                           warehousing, data mining
                                         Highly efficient architecture
                                         High-performance SBus
                                         connectivity in all SAN
                                         configurations
                                         Dual-port configuration
                                         available, with an ASIC
                                         controller for each port
--------------------------------------------------------------------------------------------------------------------


         ASICS

         We incorporate our Emerald Fibre Channel controller ASICs into our latest generation of host bus adapters and sell them to OEMs for products such as SAN controllers for disk arrays, tape libraries and other SAN devices. In addition, we sell our ASICs to OEMs who in turn incorporate them into the motherboards of enterprise and department servers. Commercially available versions of the Emerald transmit data at 1 gigabit per second, and we have recently introduced versions capable of sustained 2 gigabit per second transmission speeds, which is the highest speed demonstrated in the industry. Adaptec developed the original architecture of the Emerald in a three-year research and development program. We acquired all of the technology related to the Emerald architecture from Adaptec in November 1998. With enhancements we have implemented since the acquisition, the reliability and the performance of the Emerald have been substantially improved, and we are developing enhanced ASICs based on the Emerald architecture. In addition to the circuits required for Fibre Channel data formatting and control, the Emerald ASIC incorporates a PCI interface circuit, leading to cost effective host bus adapter products.


--------------------------------------------------------------------------------------------------------------------
Product                                  Features                               Target Markets
--------------------------------------------------------------------------------------------------------------------
EMERALD-III                              High-performance PCI interface
                                         1- or 2-Gigabit interface              Tape/disk storage system controller,
                                                                                board level
-------------------------------------------------------------------------------
EMERALD-IV                               Increased performance
                                         1- or 2-Gigabit interface
                                         Small footprint for
                                         motherboard applications
--------------------------------------------------------------------------------------------------------------------


         SOFTWARE

         We offer software solutions designed to simplify SAN configuration and to provide diagnostic and monitoring information to SAN administrators. Introduced in the third quarter of 1999, EZFibre is both sold separately for a list price of $149 and included with our latest generation of Emerald-based host bus adapters. Our EZFibre software is a management and configuration utility for Windows NT that provides the user with an easy to use, graphical view of the host bus adapters and other SAN components attached to the system. EZFibre enables the user to easily configure complex systems that include multiple PCI busses and multiple host bus adapters. EZFibre users can also view information about the Fibre Channel SAN controllers and SAN devices attached to the system. The SAN administrator can then configure the SAN for use in a multiple operating system environment using the advanced capabilities built into the host bus adapter and the driver software. These capabilities allow partitioning of a SAN for use in a multiple operating system environment and the partitioning of storage resources among different servers that may be running different operating systems all by using the advanced capabilities built into the host bus adapter and the driver software. Storage resources can also be reallocated and repartitioned dynamically without the need to reboot the system. EZFibre also provides a diagnostic utility that can be used to verify the operation of our host bus adapters when installed in a SAN. Interfaces are also provided to allow the host bus adapter management and diagnostic capabilities to be integrated into larger network management packages such as those provided by Hewlett-Packard, Legato, Microsoft, Sun and Veritas.


--------------------------------------------------------------------------------------------------------------------
Product                                  Features                               Target Markets
--------------------------------------------------------------------------------------------------------------------
EZFIBRE                                  Simplifies SAN installation            Windows NT-based SANs
                                         Improves manageability and
                                         interoperability
                                         Easier scalability
--------------------------------------------------------------------------------------------------------------------


TECHNOLOGY

         We possess a high level of multi-disciplinary technological expertise, which we utilize in designing our products. This expertise includes Fibre Channel technology, core ASIC design, system design, system integration and software development. We believe that our expertise in these technologies provides us with competitive advantages in time-to-market, price/performance, interoperability and product capabilities.

         ASIC DESIGN EXPERTISE. We employ state-of-the-art ASIC design methodologies to develop high-performance, complex ASICs. Our proprietary Emerald ASIC architecture utilizes an embedded processor with on-board memory to achieve efficient command and data communication. This architecture significantly reduces command processing time to enable complex communication, while maintaining full performance when operating in any SAN topology. Our architecture also allows us to implement significant portions of Fibre Channel protocol in embedded software while keeping higher level functions in the device driver software. As a result of this multi-layered software implementation and reduced geometry CMOS technology, we are able to react quickly as technical standards evolve or new standards are defined. Our expertise in ASIC design has enabled us to offer products capable of sustained 2 gigabit per second transmission speed, which is currently the fastest transmission speed in the Fibre Channel market.

         SYSTEM DESIGN. We employ computer aided design tools to engineer and design our printed circuit boards. Our system design team has expertise in the containment of high-frequency electromagnetic interference, which is inherent in high-speed networking devices. We have expertise in chassis design, including design for manufacturability, testability, usability, reliability and low cost.

         SYSTEM INTEGRATION. At our principal offices in San Diego, we have established the JNI system integration lab, or SIL, to provide comprehensive functional and system level integration/interoperability testing between our host bus adapters and various computer platforms and Fibre Channel systems. To facilitate expanded market penetration of our products and technology, our integration test methodologies and software are continually evolving to mirror qualification processes used by major SAN suppliers and OEMs. We conduct functionality testing at our SIL in formal, repeatable processes using documented product specifications and features to verify the operation of both our hardware and our software. Our products are tested with departmental and enterprise class servers, including platforms from Compaq, Dell, Sun and others, and from the leading vendors of Fibre Channel hubs, switches and SAN systems, including Amdahl, Ancor, Brocade, Data General, EMC, Gadzoox, LSI Logic, McData and Vixel. Integration testing at our SIL combines our products with various Fibre Channel SAN components to simulate the most commonly used functional configurations defined by system integrators and major OEMs. The overall goal is to ensure enterprise class performance and interoperability in real world SAN deployments.

         SOFTWARE. Our team of software developers has extensive experience in developing software for Fibre Channel devices and applications. We have considerable experience in programming to meet the requirements of enterprise level systems running mission-critical applications. Our engineers have experience in developing software for many major operating systems, including Sun Solaris and other UNIX variants, Windows NT, Mac OS and NetWare. Our software implementations support Fibre Channel protocol standards such as FC-AL, SCSI over Fibre Channel, IP over Fibre Channel and FC-SW. Our team also possesses expertise in SAN configuration and management as well as graphical user interface software. Our graphical user interface development efforts focus on platform-independent SAN management applications. As of December 31, 1999, our engineering staff included 29 software engineers.

CUSTOMERS

         We sell our products to OEMs and through distribution channels. The following is a representative list of our key customers since the beginning of 1998:


         OEM                                           DISTRIBUTION CHANNEL
         Amdahl                                        Acal Electronics
         AVID                                          Bell Microproducts
         Chaparral                                     Core C EPM
         Compaq                                        Daejin Computers
         Consan                                        Electronic Data Systems
         Data General                                  INFO X
         McData                                        Mitsui
         EMC                                           Polaris Service
         Hitachi                                       Solectron
         LSI Logic                                     Work Group Solutions
         MTI
         Storage Tek
         Stornet


         In the year ended December 31, 1999, our top five customers accounted for 60% of our total net revenues, and, in the year ended December 31, 1998, our top five customers accounted for approximately 57% of our total net revenues. In particular, in the year ended December 31, 1999, Polaris Service accounted for 16% of our net revenues, Data General accounted for 11% of our net revenues, Info X, Inc. accounted for 18% of our net revenues and ACAL Electronic accounted for 11% of our net revenues.

         End-users of JNI products include the following:

         Bear Stearns                               Federal Express
         Boeing                                     Fidelity Investments
         Charles Schwab                             GTE
         Convergys                                  Lexis Nexis
         DaimlerChrysler                            Mobil
         US WEST Capital Funding                    Morgan Stanley Dean Witter
                                                    Safeway Stores


CUSTOMER SERVICE AND SUPPORT

         We offer a wide range of standard support programs that includes telephone support 24 hours a day, seven days a week and advanced replacement of products. In addition, we have designed our products to allow easy diagnostics and administration. For example, users can access all of the configuration and performance parameters of our host bus adapters from a single graphical user interface for configuration, troubleshooting and maintenance. Our customer service and support organization provides technical support to our OEM and systems integrator customers, enabling them to provide technical support to their end-users. We prepare our OEMs and systems integrator customers for product launch through a comprehensive training program. In addition, we employ systems engineers for pre- and post-sales support and technical support engineers for field support. Our OEM and systems integrator customers provide primary technical support to end-users of our products.

         We have developed an extensive training course for our OEM and distribution channel customers. The curriculum includes Fibre Channel configuration, SAN implementation and JNI product training. Most of our OEM and channel customers attend our training courses to learn Fibre Channel configuration and SAN reliability design.

SALES AND MARKETING

         We sell domestically and internationally to OEMs, distribution channel customers, which include distributors, system integrators and value added resellers, and directly to end users. We principally target OEMs and distributors who resell our products as a part of complete SAN solutions to end-users. Our sales and marketing strategy will continue to focus on the development of the Fibre Channel market through these relationships. We intend to continue expanding internationally by partnering with additional OEMs and resellers who have a strong international presence and are capable of selling and installing complex SAN solutions. In the future, as Fibre Channel becomes targeted at end-users, we will evolve our strategy to include channel partners who serve small- to medium-sized businesses.

         Our marketing efforts are focused on increasing awareness of our Fibre Channel products and our JNI brand, promoting SAN-based solutions, and advocating industry-wide standards and interoperability. Key components of our marketing efforts include:

         - extending our strategic alliances to promote standardization and enhance interoperability;

         - promoting our products under the JNI brand name to strengthen sales through distribution channels;

         - continuing our active participation in industry associations and standards committees to promote and further enhance Fibre Channel technology and increase our visibility as industry experts; and

         - participating in major trade show events and SAN conferences to promote our products and to continue our leading role in educating customers on the value of SANs.

         As of December 31, 1999, our sales and marketing organization consisted of 26 people, including field sales representatives, applications engineers, customer service personnel, product marketing, product management, marketing communications and inside sales personnel. Our field sales personnel are located in San Diego, Irvine and Fremont, California, and Boston, Massachusetts. We intend to establish a direct sales presence in both London and Japan.

         OEMS

         OEMs can exercise significant influence in the early development of our market because they utilize our products to deliver to end users complete, factory-configured solutions that are installed and field-serviced by OEMs' technical support organizations. We intend to continue partnering with leading OEM customers to introduce new products and develop new markets. OEMs will continue to provide critical input as we develop the next generation of products.

         OEM customers have been integral to our growth in the emerging Fibre Channel market and have represented a significant portion of our revenues. We believe the evolutionary nature of the Fibre Channel market should enable us to continue to present our OEM customers with the opportunity to integrate and deploy new capabilities as they are developed. To help drive new technologies and capabilities, we plan to continue to strengthen our OEM customer relationships.

         DISTRIBUTION CHANNEL CUSTOMERS

         As the markets for Fibre Channel products and SAN solutions evolve and as end-user awareness of the benefits of Fibre Channel increases, we believe an increasing volume of sales will occur through distribution channels. We have established a two-tier distribution channel that is comprised of distributors and resellers. We sell through distributors to customers in the United States, Europe and Japan. We believe that our distribution channel, which accounted for a significant portion of total net revenues during 1999, provides us with a diversified customer base. In addition, our distribution channel relationships enable us to pursue a number of vertical markets including e-commerce, Internet service providers, digital video, digital publishing, oil and gas exploration and medical imaging. We believe that as the market for Fibre Channel matures, we are well positioned to leverage sales through distributors, and that such sales will represent an increasing percent of our total net revenues. As this market continues to develop, we plan to establish additional relationships with select domestic and international resellers to reach additional markets and increase our geographic coverage.

MANUFACTURING, TEST AND ASSEMBLY

         We outsource the majority of our manufacturing, and we conduct quality assurance, manufacturing engineering, documentation control and certain finish assembly operations at our headquarter facility in San Diego, California. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demands. All of our contract manufacturers are ISO 9002 certified.

         Taiwan Semiconductor Manufacturing Company, or TSMC, fabricates our Emerald ASIC wafers, and various subcontractors, such as AMKOR Technology, Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. SCI Systems in Rapid City, South Dakota, and SMS in San Diego, California perform substantially all assembly operations for our host bus adapters. These contract manufacturers purchase the components of our host bus adapters, including printed circuit boards, third party ASICs and memory integrated circuits, and assemble them to our specifications. The contract manufacturers deliver the assembled host bus adapters to us, and we perform certain finish assembly procedures before testing and packaging the final products with software and manuals in our San Diego facility.

         We believe most component parts used in our host bus adapters are standard off-the-shelf items, which are, or can be, purchased from two or more sources. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or operating results.

RESEARCH AND DEVELOPMENT

         Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to continue to make substantial investments in research and development and to participate in the development of industry standards. In the year ended December 31, 1999, our research and development expenses were $12.0 million, compared to $2.9 million in 1998 and $1.2 million in 1997.

         We focus our development efforts on Fibre Channel ASICs and related software drivers and tools. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

         Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As of December 31, 1999, we had 60 employees engaged in research and development. We are seeking to hire additional skilled development engineers. Our business, operating results and financial condition could be adversely affected if we encounter delays in hiring additional engineers.

COMPETITION

         The market in which we compete is intensely competitive and is characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards. Our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition.

         We face competition for our ASICs from Hewlett-Packard and QLogic. Sun Microsystems is our principal competitor in the SBus host bus adapter market. Our principal competitors in the PCI bus host bus adapter market are Emulex, QLogic, Interphase and Agilent. Our products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and QLogic as well as a number of smaller companies. In the future, other technologies may evolve to address the applications served by Fibre Channel today, and because we focus exclusively on Fibre Channel, our business would suffer as a result of competition from such competing technologies.

         Some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results and financial condition.

         We believe that the principal bases of Fibre Channel product competition presently include reliability, scalability, connectivity, performance and customization. We believe that other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the Fibre Channel market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers and our intellectual property.

INTELLECTUAL PROPERTY AND LICENSES

         The intellectual property rights we have in our technology, which generally consists of ASIC designs, system designs, software and know-how associated with our product portfolio, principally arise from exclusive licenses and our own internal development efforts. We began our commercial Fibre Channel development efforts in 1993 while operating as a division of Jaycor. In February 1997, the intellectual property rights arising from this development effort were transferred to JNI pursuant to an exclusive license agreement with Jaymark. In November 1998, we acquired Fibre Channel products and technology developed by Adaptec, including the design, software, masks and documentation of the Emerald ASIC architecture. The technology we acquired from Jaymark and Adaptec, in conjunction with our significant development efforts undertaken to enhance such technology, forms the central element of our host bus adapter and ASIC products and is critical to our success. We attempt to protect our technology through a combination of copyrights, trade secret laws, trademarks and contractual obligations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition or operating results. In order to avoid disclosure of key elements of our technology, we have not sought patent protection which may be available to us. The lack of patent protection may make it more difficult for us to prevent other parties from developing or using technology substantially similar to ours. Our software products are protected by copyright laws, and we have several common law trademarks.

         We may need to initiate litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. We may receive in the future notice of infringement claims of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that such assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

BACKLOG

         At December 31, 1999, backlog for our products was approximately $6.5 million, substantially all of which is scheduled for delivery to customers during the quarter ending March 31, 2000, compared to backlog of approximately $1.7 million at December 31, 1998, substantially all of which was scheduled for delivery to customers during the quarter ended March 31, 1999. Typically, our OEM customers forecast expected purchases on a three to six month rolling basis, as compared to distributor customers which order as required with minimal order fulfillment time. All orders are subject to cancellation or delay by the customers with limited or no penalty. Therefore, our backlog is not necessarily indicative of actual sales for any succeeding period.

EMPLOYEES

         As of December 31, 1999, JNI had 127 employees, including 16 in administration, 26 in sales and marketing, 60 in engineering and 25 in operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND A LIMITED HISTORY OF PROFITABILITY THAT MAKE AN EVALUATION OF OUR BUSINESS DIFFICULT.

         We commenced operations in 1993 as a division of Jaycor, Inc., and, as part of a corporate reorganization of Jaycor in February 1997, we were incorporated as a subsidiary of a newly-formed company named Jaymark, Inc., which also became the parent of Jaycor in that reorganization transaction. We have only recently begun to operate as an independent entity. While operating as a division of Jaycor, we shipped our first commercially available Fibre Channel products in 1995, but we did not achieve operating income until the quarter ended September 30, 1998. Because we have a limited operating history, you must consider the risks and difficulties frequently encountered by early stage companies such as ours in new and rapidly evolving markets. Although our net revenues have grown in recent quarters, we may not be able to sustain this growth, and we may not realize sufficient net revenues to maintain profitability. In addition, because of the competition in the Fibre Channel and SAN markets and the evolving nature of these markets, sustaining profitability may be extremely challenging.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline.

         Because our revenues in a given quarter depend substantially on orders booked in that quarter, a decrease in the number of orders we receive is likely to adversely and disproportionately affect our quarterly operating results. This is because our expense levels are partially based on our expectations of future sales, and our expenses may be disproportionately large as compared to sales in a quarter with reduced orders. As a result, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our business, quarterly operating results and financial condition.

BECAUSE WE FOCUS EXCLUSIVELY ON FIBRE CHANNEL PRODUCTS, OUR REVENUES WILL BE LIMITED IF FIBRE CHANNEL TECHNOLOGY DOES NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE.

         The growth of the market for our products is dependent upon the broad acceptance of Fibre Channel technology as an alternative to other technologies traditionally utilized for network and storage communications. The Fibre Channel market, while rapidly evolving and attracting an increasing number of market participants, is still at an early stage of development. If the Fibre Channel market fails to develop, develops more slowly than anticipated or attracts more competitors than we expect, our business, operating results and financial condition would be materially adversely affected. We cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products.

         To achieve widespread market acceptance, Fibre Channel must supplant current widely accepted alternative technologies such as SCSI. Because many technology companies with SCSI-based product portfolios already have (a) well-established relationships with our current and potential customers, (b) extensive knowledge of the markets we serve, (c) better name recognition and (d) extensive development, sales and marketing resources, it may be difficult to convince customers to adopt Fibre Channel technology. If Fibre Channel does not replace existing technologies such as SCSI in emerging applications such as SANs or otherwise achieve broad market acceptance, our growth will be limited. Additionally, new technologies, such as system input/output, are currently in development that may compete for market share with Fibre Channel if they are successfully developed and commercialized. Because these competing new technologies are likely to have support from technology companies with more significant resources than we and other Fibre Channel companies have, they may limit the growth of the Fibre Channel market and therefore our growth.

THE SAN MARKET IN WHICH WE COMPETE IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

         The market for SANs and the related equipment, including the host bus adapters, ASICs and management software that we offer, has only recently begun to develop and is rapidly evolving. If this market does not develop as rapidly as we anticipate, our operating results may be below the expectations of public market analysts and investors, which would likely cause our stock price to decline. Because this market is new, it is difficult to predict its potential size or future growth rate. Our products are principally purchased for use in SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is critical to our future success. Potential end-users who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach like the SAN.

BECAUSE WE DEPEND ON A SMALL NUMBER OF OEM AND DISTRIBUTION CHANNEL CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES IN EACH PERIOD, THE LOSS OF ANY OF THESE CUSTOMERS OR ANY CANCELLATION OR DELAY OF A LARGE PURCHASE BY ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

         Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues in each fiscal period. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

         In addition, because none of our customers are contractually obligated to purchase any fixed amount of products from us in the future, they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. If any of our large customers stop or delay purchases, our revenues and profitability would be adversely affected, which could cause our stock price to decline. We cannot be certain that we will retain our current OEM or distribution channel customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distribution channel customers are typically non-exclusive and often may be terminated by either party without cause. Moreover, many of our OEM and distribution channel customers utilize or carry competing product lines. If we were to suddenly lose one or more important OEM or distribution channel customers to a competitor, our business, operating results or financial condition could be materially adversely affected. Moreover, some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results or financial condition.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE THAT WE INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

         We have recently experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, incorrect material planning or inaccurate financial reporting, which may result in unanticipated fluctuations in our operating results. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations.

OUR OPERATING RESULTS MAY SUFFER BECAUSE OF INCREASING COMPETITION IN THE FIBRE CHANNEL MARKET, AS WELL AS ADDITIONAL COMPETITION FROM ALTERNATIVE DATA STORAGE SOLUTIONS.

         The market in which we compete is intensely competitive. As a result, we will face a variety of significant challenges, including rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition. We cannot be certain that we will be able to compete successfully against either current or potential competitors in the future.

         Many of our current and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. We face the threat of potential competition from new entrants into the Fibre Channel market, including large technology companies who may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. It is also possible that we will face increased competition due to mergers or consolidations of existing or potential competitors. Emerging companies attempting to obtain a share of the existing market act as potential competition as well. Our products may also compete at the end-user level with other technology alternatives, such as SCSI. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large technology companies. Because such systems do not interoperate with products from independent open system suppliers, like us, customers that invest in these systems will be less likely to purchase our products. Other technologies designed to address the applications served by Fibre Channel today are under development, and because we focus exclusively on Fibre Channel, our business would suffer as a result of competition from such competing technologies.

IN OUR INDUSTRY, TECHNOLOGY AND OTHER STANDARDS CHANGE RAPIDLY, AND WE MUST KEEP PACE WITH THE CHANGES TO COMPETE SUCCESSFULLY.

         The market for our products is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. If we do not keep pace with these changes, we may lose market share to our competitors and fail to meet our financial and operational objectives. Because our products are designed to work with software produced by third parties, our operating results could be adversely affected if such third parties delay introduction of new versions of their software for which we have designed new products or if they make unanticipated modifications to such software. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. We cannot be certain that we will be successful in designing, supplying and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties. Additionally, changes in technology and customer preferences could potentially render our current products uncompetitive or obsolete. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, operating results and financial condition would be materially adversely affected.

THE SALES CYCLE FOR OUR PRODUCTS IS LONG, AND WE MAY INCUR SUBSTANTIAL, NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR WHEN ANTICIPATED.

         Our sales cycle, particularly to OEMs, typically involves a lengthy qualification cycle during which we generally invest significant resources in addressing customer specifications. Because of the length of the sales cycle, we may experience a delay between increasing expenses for research and development and sales and marketing efforts and the generation of higher revenues, if any, from such expenditures. The purchase of our products or of solutions that incorporate our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to longer than a year, and subjects the sales cycle associated with the purchase of our products to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also varies substantially from customer to customer.

THE FAILURE OF OUR OEM CUSTOMERS TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS COULD ADVERSELY AFFECT OUR NET REVENUES.

         Our ability to generate increased revenues depends significantly upon the ability and willingness of our OEM customers to develop and promote products on a timely basis that incorporate our technology. If our OEM customers do not successfully develop and market the solutions that incorporate our products, then sales of our products to the OEM customers will be adversely affected. The ability and willingness of OEM customers to develop and promote such products is based upon a number of factors beyond our control.

         While we have secured numerous design wins for our Fibre Channel products from OEM customers, nearly all of these customers are still at the very early stages of initial commercial shipments or at the developmental stage of incorporating Fibre Channel into their systems. Only a limited number of OEM customers are in full commercial production of products that incorporate our products. If our developmental and early stage customers are unable to or otherwise do not ship systems that incorporate our products, or if their shipped systems are not commercially successful, our business, operating results or financial condition could be materially adversely affected.

WE EXPECT THE AVERAGE SELLING PRICES OF OUR PRODUCTS TO CONTINUE TO DECREASE RAPIDLY, WHICH MAY REDUCE GROSS MARGINS OR REVENUES.

         The market for Fibre Channel products has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR MARKET POSITION OR CUSTOMER RELATIONSHIPS.

         We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

         -        changing OEM product specifications;

         -        difficulties in hiring and retaining necessary personnel;

         - difficulties in reallocating engineering resources and other resource limitations;

         -        difficulties with independent contractors;

         -        changing market or competitive product requirements;

         -        unanticipated engineering complexity;

         -        undetected errors or failures in software and hardware; and

         - delays in the acceptance or shipment of products by OEM customers.

BECAUSE WE RELY ON THIRD PARTIES FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING AND ASSEMBLY, FAILURES BY THESE THIRD PARTIES TO PROVIDE PRODUCTS OF SUFFICIENT QUALITY AND QUANTITY COULD CAUSE US TO DELAY PRODUCTS SHIPMENTS, WHICH COULD RESULT IN DELAYED OR LOST REVENUES OR CUSTOMER DISSATISFACTION.

         Taiwan Semiconductor Manufacturing Company, or TSMC, fabricates our Emerald ASIC wafers, and various subcontractors, such as AMKOR Technology, Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. We have no long-term contracts with TSMC, SCI or SMS. Accordingly, our major suppliers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If any of our third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then products shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

         Further, our business would be harmed if we fail to effectively manage the manufacture of our products. Because we place orders with our manufacturers based on our forecasts of expected demand for our products, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers' delivery requirements, or we may accumulate excess inventories.

         We may in the future need to find new contract manufacturers in order to increase our volumes or to reduce our costs. We may not be able to find contract manufacturers that meet our needs, and even if we do, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or elect to change contract manufacturers, we may lose revenues, and our customer relationships may suffer.

BECAUSE WE DEPEND ON SOLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR KEY COMPONENTS, WE ARE SUSCEPTIBLE TO SUPPLY SHORTAGES THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

         We rely on third-party suppliers for components that are used in our products, and we have experienced delays or difficulty in securing components in the past. Key components that we use in our products may, from time to time, only be available from single sources with which we do not have long-term contracts. In particular, Hewlett-Packard is currently the sole supplier of certain components in certain of our SBus host bus adapters. The components we use for our products are based on an emerging technology and may not be available with the performance characteristics or in the quantities that we require. Any inability to supply products due to a lack of components or to redesign products to incorporate alternative components in a timely manner could materially adversely affect our business, operating results or financial condition.

BECAUSE A SIGNIFICANT PORTION OF OUR PRODUCTS IS DESIGNED TO WORK WITH HIGH-END SERVERS FROM SUN MICROSYSTEMS AND STORAGE ARRAYS FROM EMC, OUR BUSINESS COULD SUFFER IF SUN OR EMC DISCONTINUES PRODUCTION OF SUCH EQUIPMENT OR IF WE FAIL TO DEVELOP PRODUCTS THAT WORK EFFECTIVELY WITH SUCH EQUIPMENT. SUN HAS ANNOUNCED ITS INTENTION TO DISCONTINUE PRODUCTION OF SERVERS WITH THE SBUS INTERFACE, AND THEREFORE, SALES OF OUR PRODUCTS DESIGNED FOR THE SBUS INTERFACE WILL DIMINISH OVER TIME.

         Our host bus adapters have achieved their greatest market acceptance in computing environments built with servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system and the SBus interface developed and promoted by Sun. A significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. In particular, sales of our FibreStar host bus adapters designed to work with the SBus interface accounted for approximately 83% of our net revenues in 1999 and 86% of our net revenues in 1998. In addition, a significant portion of our host bus adapters are used to form connections to storage arrays manufactured by EMC. Accordingly, we depend to a certain extent upon the increased market penetration of Sun and EMC systems and our ability to continue to develop products that interoperate effectively in Sun and EMC environments. Sun has announced its intention to phase out production of servers with the SBus interface in 2001. Accordingly, we anticipate that the percentage of our revenues attributable to sales of our SBus host bus adapters will decline over time. If Sun accelerates its phase out of such workstations, our business would suffer due to decreased sales of SBus host bus adapters.

BECAUSE OUR INTELLECTUAL PROPERTY IS CRITICAL TO THE SUCCESS OF OUR BUSINESS, OUR OPERATING RESULTS WOULD SUFFER IF WE WERE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

         We currently rely on a combination of copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our products. We cannot be certain that the steps we take to protect our intellectual property will adequately protect our proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that we can maintain such technology as trade secrets. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business, operating results or financial condition.

WE MAY BECOME INVOLVED IN COSTLY AND LENGTHY PATENT INFRINGEMENT OR INTELLECTUAL PROPERTY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.

         We occasionally receive communications from third parties alleging patent infringement, and there is the chance that third parties may assert infringement claims against us. Any such claims, with or without merit, could result in costly and time-consuming litigation or cause product shipment delays which would adversely affect our business, financial condition or operating results. It is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our products or technology. These or other claims may require us to stop using the challenged intellectual property or to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business, operating results or financial condition could be materially adversely affected.

THE LOSS OF OR FAILURE TO ATTRACT KEY TECHNICAL, SALES AND MARKETING AND MANAGERIAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success depends to a significant degree upon the performance and continued service of engineers involved in the development of our Fibre Channel technology and technical support of products and customers. Our success also depends to a significant degree upon the continued contributions of our key management, sales and marketing and manufacturing personnel. Accordingly, our future success depends upon our ability to attract, train and retain such technical, sales and marketing and managerial personnel. We do not maintain key person life insurance on any of these personnel, and we do not have employment agreements with any of these personnel obligating them to continue to provide services to JNI. We will need to increase the number of technical staff members with experience in high performance ASIC design as we further develop our product line. In addition, we are currently seeking to hire additional skilled development engineers who are currently in short supply. Competition for such highly skilled employees in our industry is intense, and we cannot be certain that we will be successful in recruiting or retaining such personnel. In addition, employees may leave our company and subsequently compete against us. The loss of key employees could have a material adverse effect on our business, operating results and financial condition.

           We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our employees have only recently joined us, and we intend to expand our employee base significantly. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

OUR EXPORT SALES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         Export sales accounted for 17% of our net revenues in 1999, compared to 14% of net revenues in 1998 and 14% of net revenues in 1997. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

         -        restrictions on the export of technology;

         -        longer accounts receivable payment cycles;

         - reduced and limited protections of intellectual property rights;

         -        trade restrictions; and

         -        changes in tariffs.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS BY US OR OUR OEM CUSTOMERS COULD REDUCE OUR SALES OR REQUIRE DESIGN MODIFICATIONS.

         Our products are subject to U.S. Department of Commerce and Federal Communications Commission regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic foreign regulatory approvals or certificates could materially harm our business by reducing our sales or requiring design modifications to our products or the products of our OEM customers. Neither we nor our customers may export such products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than we or our customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS THAT COULD LEAD TO AN INCREASE IN OUR COSTS, REDUCE OUR NET REVENUES OR DAMAGE OUR REPUTATION.

         Products as complex as ours frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have from time to time found errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. The occurrence of hardware or software errors could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems.

OUR FAILURE, OR THE FAILURE OF OUR KEY SUPPLIERS, TO ADEQUATELY PREPARE FOR THE YEAR 2000 ISSUE COULD INTERRUPT OUR BUSINESS OR CAUSE OUR REVENUES TO DECLINE.

          Many software programs may not recognize calendar dates beginning in the Year 2000. This problem could cause computers or machines that utilize date dependent software to either shut down or provide incorrect information. As of the date of hereof, we have not experienced any material Year 2000 problems. However, if we or any other company that we conduct business with fails to mitigate internal and external year 2000 risks, we may temporarily be unable to engage in business activities, which could materially harm our business.

RISKS RELATED TO SECURITIES MARKETS

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR BUSINESS, AND FINANCING MAY NOT BE AVAILABLE.

         We currently anticipate that our available capital resources, combined with cash flows from operations, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the growth of our business.

         We may also raise additional funds through public or private debt or equity financings if such financings become available on favorable terms, but such financings would likely dilute our stockholders. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS' EQUITY AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

         We may pursue acquisitions that could provide new technologies or products. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, the incurrence of debt, or amortization expenses related to goodwill and other intangible assets.

         In addition, acquisitions involve numerous risks, including:

         - difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

         - the diversion of management's attention from other business concerns;

         - risks of entering markets in which we have no or limited prior experience; and

         -        the potential loss of key employees of the acquired company.

         We currently have no commitments or agreements with respect to any such acquisition. In the event that such an acquisition does occur and we are unable to successfully integrate businesses, products, technologies or personnel that we acquire, our business, operating results or financial condition could be materially adversely affected.

OUR STOCK PRICE MAY BE VOLATILE.

         The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. Changes in analysts' estimates of our earnings as well as any of the factors described in "Factors That May Affect Future Performance" could have a significant impact on the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

JAYMARK, INC. WILL BE ABLE TO CONTROL ANY STOCKHOLDER VOTES AND HAS THE POWER TO TAKE OR PREVENT CORPORATE ACTIONS WITHOUT CONSIDERING THE BEST INTERESTS OF OTHER STOCKHOLDERS.

         Jaymark beneficially owns approximately 64.9% of our outstanding common stock. As a result, Jaymark will be able to determine the outcome of all corporate actions requiring stockholder approval. Because Jaymark has the ability to control us, it has the power to act without taking the best interests of our company into consideration. For example, Jaymark will continue to exercise significant influence over decisions with respect to the following:

         - the direction and policies of our company, including the election and removal of directors;

         -        mergers or other business combinations involving us;

         -        amendments to our certificate of incorporation or bylaws; and

         -        future issuances of our common stock or other securities.

Any of these powers could be used by Jaymark for its own advantage to the detriment of our other stockholders and our company. This in turn may have an adverse effect on the price of our common stock.

WE DO NOT PLAN TO PAY CASH DIVIDENDS ON OUR COMMON STOCK.

         We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the growth and expansion of our business and for general corporate purposes.

SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET BY INVESTORS WHO HELD OUR STOCK PRIOR TO OUR INITIAL PUBLIC OFFERING MAY BEGIN ON APRIL 25, 2000 AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our current stockholders, Jaymark, Inc. and Adaptec, Inc., hold a substantial number of shares, which they will be able to sell in the public market in the near future. Jaymark holds approximately 64.9% of our outstanding stock and Adaptec holds approximately 9.0% of our outstanding stock, assuming exercise of their warrant for 840,000 shares. Subject to limitations on volume under Rule 144, Jaymark will be able to sell all the shares of our common stock that it holds beginning April 25, 2000 upon the expiration of an agreement with the underwriters of our initial public offering. At the same time, and subject to the same limitations, Adaptec will be able to sell 1,132,895 shares of our common stock that it holds. Jaymark may also distribute the shares of our common stock that it holds to its stockholders, who could then be eligible to sell such shares in the public market. In addition, our employees hold options to purchase a large number of shares, and they will also be able to sell the shares they may acquire upon exercise of those options in the near future. Sales of a substantial number of shares of our common stock could cause our stock price to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

ITEM 2.  PROPERTIES

         JNI leases approximately 26,800 square feet in San Diego, California from Jaycor, an affiliate of JNI, for product development and test laboratories, for manufacturing operations, and for administrative, engineering, marketing and sales offices. Effective February 12, 2000, JNI amended its lease agreement with Jaycor. The term of the lease expires April 31, 2001. Effective August 1, 2000, the square footage under the lease with Jaycor will increase to 70,946 square feet. JNI leases approximately 7,000 square feet of office and laboratory space in Irvine, California under a lease that expires in July 2000. JNI also leases approximately 6,700 square feet in Fremont, California under a lease that expires in August 2000. We believe that our current facilities will be adequate to meet our needs until at least April 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $0.001 par value per share, has traded on The Nasdaq National Market under the symbol "JNIC" since October 27, 1999. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market during the fourth quarter of fiscal 1999.


         PERIOD                                            HIGH              LOW
         ------                                            ----              ---
         Fourth Quarter (from October 27, 1999)            $114.75           $38.75


         As of February 29, 2000 there were 21,991,348 shares of common stock outstanding held by approximately 44 holders of record.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         In September 1999, we filed a registration statement under the Securities Act of 1933 to sell up to 2.8 million newly issued shares of common stock and 2.2 million shares held by our principal stockholder, Jaymark, Inc. in our initial public offering ("IPO"). The effective date of the registration statement was October 26, 1999, under Commission File No. 333-86501. The offering was managed by Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, Bear, Stearns & Co. Inc. and DLJdirect Inc. and closed on October 29, 1999 after we sold an aggregate of 2.8 million shares of common stock and Jaymark sold 2.1 million shares of common stock at an initial public offering price per share of $19.00. Also on October 29, 1999, Jaymark sold an additional 735,000 shares of common stock at an initial public offering price per share of $19.00 upon the underwriters' exercise in full of their over-allotment option. The IPO resulted in gross proceeds to us of $53.2 million, $3.7 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.4 million. Our net proceeds totaled $48.1 million, all of which were deposited into our accounts in October 1999. We did not receive any proceeds from Jaymark's sale of shares in the offering and pursuant to the underwriters' over-allotment option. As of December 31, 1999, the offering proceeds were applied as follows: $3.1 million to repay our indebtedness to Jaymark and $45.0 million for temporary investments in marketable securities.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 have been derived from the Company's audited financial statements included elsewhere in this report. The selected financial data as of December 31, 1997 and for the year ended December 31, 1996 have been derived from audited financial statements for the Company not included herein. The selected financial data as of December 31, 1996 and 1995 and for the year ended December 31, 1995 are unaudited, have been prepared on the same basis as the audited financial statements and, in our opinion, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information in accordance with generally accepted accounting principles. The selected financial data set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                          1999        1998        1997        1996        1995
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
    Net revenues ...................................................   $ 40,171    $ 12,189    $  2,903    $    374    $     74
    Cost of revenues ...............................................     15,402       5,361       1,252         348          53
                                                                       --------    --------    --------    --------    --------
        Gross margin ...............................................     24,769       6,828       1,651          26          21
    Operating expenses:
        Research and development ...................................     11,951       2,919       1,202         510         381
        Selling and marketing ......................................      4,806       1,526         681         532         161
        General and administrative .................................      3,476       1,698         822         471          73
        Amortization of intangible assets ..........................      1,506          47          --          --          --
        Amortization of stock-based compensation ...................        842          35          --          --          --
                                                                       --------    --------    --------    --------    --------
            Total operating expenses ...............................     22,581       6,225       2,705       1,513         615
                                                                       --------    --------    --------    --------    --------
    Operating income (loss) ........................................      2,188         603      (1,054)     (1,487)       (594)
    Interest income ................................................        352          --          --          --          --
    Interest expense ...............................................       (455)       (265)       (130)         --          --
                                                                       --------    --------    --------    --------    --------
    Income (loss) before income taxes ..............................      2,085         338      (1,184)     (1,487)       (594)
    Income tax provision (benefit) .................................       (673)         27        --          --          --
                                                                       --------    --------    --------    --------    --------
    Net income (loss) ..............................................   $  2,758    $    311    $ (1,184)   $ (1,487)   $   (594)
                                                                       ========    ========    ========    ========    ========
Earnings (loss) per common share:
    Basic ..........................................................   $   0.64    $   0.74    $  (2.82)   $  (3.54)   $  (1.41)
                                                                       ========    ========    ========    ========    ========
    Diluted ........................................................   $   0.12    $   0.02    $  (2.82)   $  (3.54)   $  (1.41)
                                                                       ========    ========    ========    ========    ========
Number of shares used in per share computations:
    Basic (1) ......................................................      4,285         420         420         420         420
    Diluted (1) ....................................................     23,789      17,977         420         420         420
BALANCE SHEET DATA:
    Cash, cash equivalents and investments .........................   $ 44,829    $     --    $     --    $     --    $     --
    Working capital ................................................     49,346      (1,830)       (923)        325         178
    Total assets ...................................................     72,825       7,814       1,900         446         259
    Due to affiliate ...............................................       --         3,061       1,950          --          --
    Stockholders' equity (deficit) .................................     65,222       1,173        (740)        362         196



(1) The number of shares used in the basic and diluted share computations assumes the shares of common stock issued in February 1997 were outstanding for all prior periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

OVERVIEW

         We are a leading developer and manufacturer of Fibre Channel hardware and software products that form critical elements of SANs. We offer a broad line of host bus adapters, ASICs and software that provides high bandwidth for data communication, high speed data transmission without degradation over distances of up to ten kilometers, guaranteed data delivery and scalability to large numbers of network connections. We commenced operations in 1993 as a division of Jaycor, Inc. In February 1997, Jaycor effected a corporate reorganization in which it formed two new corporations: Jaymark, Inc. and JNI. Jaymark became the parent of Jaycor and of JNI in that reorganization transaction. Jaycor then transferred technology and assets relating to Fibre Channel to Jaymark, which in turn contributed these assets to JNI. While operating as a division of Jaycor, we shipped our first commercially available Fibre Channel products in 1995. We commenced volume production of host bus adapters in 1996, and we are currently the leading independent supplier of host bus adapters for the Sun Solaris operating system. In late 1998, we obtained our initial certification from an OEM customer for our host bus adapters for the PCI interface, and in 1999 we introduced a much lower cost host bus adapter for the PCI interface based on Fibre Channel products and technology acquired from Adaptec. We first achieved operating income in the quarter ended September 30, 1998. We completed our initial public offering in October 1999.

         We derive substantially all of our revenue from sales of our FibreStar lines of host bus adapters. Historically, we have derived the substantial majority of our revenues from sales of our FibreStar host bus adapters designed for the SBus specification. Sun Microsystems manufactures and sells substantially all of the servers that incorporate the SBus interface, and Sun has announced its intention to phase out production of this equipment in 2001. Accordingly, we expect that sales of our products designed to work with the SBus interface will eventually decline. We expect our Emerald-based host bus adapters designed for the PCI bus to account for an increasing proportion of revenues in the future. We also derive revenues from sales of our proprietary Emerald ASICs. All of our sales are denominated in U.S. dollars. Historically, a limited number of OEMs and distributor customers has accounted for a significant majority of our total net revenues in each fiscal period. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

         As our Emerald-based host bus adapters designed for the PCI interface become a greater percentage of our revenues, we expect that the average selling price of our products will continue to decrease. Further, the average selling prices of our new and existing products are likely to continue to decline in the future as we and our competitors introduce new and more technologically advanced products and as price-based competition intensifies. In addition, sales price reductions tied to volume shipments are typically part of our volume purchase agreements with our distribution channel customers.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

              NET REVENUES. Net revenues increased $28.0 million, or 230%, to $40.2 million for the year ended December 31, 1999 from $12.2 million for the year ended December 31, 1998. The substantial majority of the increase was due to an increase in sales of SBus host bus adapters. To a lesser extent, the increase in net revenues was due to an increase in sales of PCI host bus adapters. The increase in revenues also reflects the growth in the market for Fibre Channel products and the increased market acceptance of our products. In 1999, our top five customers accounted for 60% of net revenues, compared to 56% of net revenues for the top five customers in 1998. Sales to customers outside of the United States accounted for 17% of net revenues in 1999 compared to 14% of net revenues in 1998.

         GROSS MARGIN. Gross margin increased $17.9 million, or 263%, to $24.8 million in 1999 from $6.8 million in 1998. Gross margin as a percentage of net revenues increased to 61.7% in 1999 from 56.0% in 1998. The increase was due to lower component and manufacturing costs and the allocation of fixed manufacturing costs over a greater revenue base.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $9.0 million, or 309%, to $12.0 million in 1999 from $2.9 million in 1998. The increase was due primarily to higher personnel costs and contracted services, resulting from an increase in the number of personnel in order to staff a higher level of research and development activities and the payment of incentive bonuses in 1999. In addition, equipment purchases and rentals and prototyping expenses increased to complete development of products based on the technology we acquired from Adaptec in November 1998. We also incurred increased research and development expenses related to improvements in our Sbus host bus adapters and the development of new drivers for our PCI host bus adapters. As a percentage of net revenues, research and development expenses increased to 29.8% in 1999 from 23.9% in 1998. We anticipate that research and development expenses will increase in absolute dollars in future periods as we hire additional personnel and introduces enhanced versions of our products.

         SELLING AND MARKETING. Selling and marketing expenses increased $3.3 million, or 215%, to $4.8 million in 1999 from $1.5 million in 1998. The increase was primarily due to higher personnel costs, trade shows and promotional items, and travel expenses resulting from an increase in the number of sales and marketing personnel and increased trade show participation. Selling and marketing expenses as a percentage of net revenues decreased to 12.0% in 1999 from 12.5% in 1998 primarily due to the increase in our revenues. Although we anticipate that selling and marketing expenses will increase in absolute dollars in future periods as we hire additional personnel, selling and marketing expenses may decline as a percentage of net revenues to the extent that net revenues increase at a faster rate.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.8 million, or 105%, to $3.5 million in 1999 from $1.7 million in 1998. The increase was primarily due to higher personnel costs arising from the addition of new employees and higher legal and accounting costs resulting from increased business activity. General and administrative expenses as a percentage of net revenues decreased to 8.7% in 1999 from 13.9% in 1998 due to the increase in revenues.

         AMORTIZATION OF INTANGIBLE ASSETS. We amortized $1.5 million of intangible assets during the year ended December 31, 1999 compared to $47,000 during the year ended December 31, 1998. The increase in amortization expense is attributed to the significant increase in intangible assets resulting from the additional consideration issued to Adaptec in the third quarter of fiscal 1999 for the fibre channel technology acquired from Adaptec in November 1998. See
Note 2 to the Financial Statements.

         AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees during the year ended December 31, 1999, we recorded stock-based compensation within stockholders' equity (deficit) of $1.2 million and amortized stock-based compensation of $842,000. Amortization of stock-based compensation during the year ended December 31, 1998 was $35,000.

         INTEREST INCOME. Interest income primarily represents interest earned in November and December 1999 on our investments in debt securities.

         INTEREST EXPENSE. Interest expense increased by $190,000 to $455,000 for the year ended December 31, 1999 from $265,000 for the year ended December 31, 1998. The increase resulted from higher intercompany revolver borrowings from Jaycor to finance increased inventory and accounts receivable, reflecting the rapid growth in revenues during that period. Subsequent to our initial public offering, the outstanding balance to Jaycor was paid in full.

         INCOME TAX PROVISION (BENEFIT). We recognized an income tax benefit of $673,000 during the year ended December 31, 1999 due primarily to the utilization of net operating loss carryforwards and the release of a deferred tax asset valuation allowance. The valuation allowance was released during the second quarter of 1999 based on management's determination that it became more likely than not that our net deferred tax assets will be realized. This determination was based on our historical operating results, which included the fourth consecutive quarter of pre-tax net income (before non-deductible stock-based compensation), and anticipated future operating results. Excluding the effect for the release of the valuation allowance, the tax rate for 1999 would have been approximately 35%. In 1998, we recorded an income tax provision of $27,000 which represented a current tax liability for alternative minimum taxes.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET REVENUES. Net revenues increased $9.3 million, or 320%, to $12.2 million in 1998 from $2.9 million in 1997. These increases primarily reflect a higher level of sales to our OEM customers resulting from increased market acceptance of Fibre Channel technology and our products and the initiation of sales through our distribution channel customers. In the year ended December 31, 1998, our top five customers accounted for approximately 57% of our net revenues, compared to 54% for the top five customers in 1997.

         GROSS MARGIN. Gross margin increased $5.1 million, or 314%, to $6.8 million in 1998 from $1.7 million in 1997 due to increased revenues. Gross margin as a percentage of net revenues decreased slightly to 56% in 1998 from 56.9% in 1997.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.7 million, or 143%, to $2.9 million in 1998, primarily due to expenses related to developing new products and enhancements to existing products. As a percentage of net revenues, research and development expenses decreased to 23.9% in 1998 from 41.4% in 1997. This decrease was primarily attributable to the increase in revenues.

         SELLING AND MARKETING. Selling and marketing expenses increased $845,000, or 124%, to $1.5 million in 1998 from $681,000 in 1997. The increase was primarily due to additional salaries and expenses for marketing and sales personnel. Selling and marketing expenses as a percentage of net revenues decreased to 12.5% in 1998 from 23.5% in 1997 primarily due to the increase in revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $876,000, or 107%, to $1.7 million in 1998 from $822,000 in 1997. The increase was primarily due to higher personnel costs arising from the addition of new employees. General and administrative expenses as a percentage of net revenues decreased to 13.9% in 1998 from 28.3% in 1997 as a result of an increase in revenues.

         AMORTIZATION OF INTANGIBLE ASSETS. We amortized $47,000 of intangible assets during the year ended December 31, 1998. Amortization of intangible assets during the year ended December 31, 1997 was $0.

         AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees during the year ended December 31, 1998, we recorded stock-based compensation within stockholders' equity (deficit) of $1.0 million. We amortized $35,000 of that amount during 1998. Amortization of stock-based compensation during the year ended December 31, 1997 was $0.

         INTEREST EXPENSE. Interest expense increased by $135,000, or 104%, to $265,000 in 1998 from $130,000 in 1997. The increase resulted from higher intercompany revolver borrowings from Jaycor to finance increased accounts receivable and inventories to support the increased level of sales.

         INCOME TAX PROVISION (BENEFIT). In 1998, we recorded an income tax provision of $27,000 which represented a current tax liability for alternative minimum taxes. Due to our history of losses, our regular tax liability was offset by net operating loss carryforwards for which no benefit had previously been recognized. An income tax provision of $0 was recognized in 1997 due to our loss position.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering in October 1999, borrowings from Jaycor, Inc., a wholly-owned subsidiary of our parent corporation Jaymark, Inc., were our principal source of working capital. Upon the completion of our initial public offering, we raised approximately $49.5 million after the payment of underwriters' commission but before the deduction of offering expenses. The proceeds from our initial public offering and cash flow generated from operations are currently the primary source of funding for our operations. Subsequent to the initial public offering, all amounts due to Jaycor were paid in full, and we no longer borrow from Jaycor.

         During 1999, cash provided by operating activities was $2.6 million, compared to $751,000 of cash provided by operating activities in 1998. The cash provided by operations reflects net income before depreciation and amortization of approximately $6.3 million, further increased by an increase in accounts payable and accrued liabilities and partially offset by the increase in accounts receivable, inventories and deferred income taxes. In 1998, cash provided by operating activities was $751,000. In 1997, cash used in operating activities was $1.7 million, which primarily reflects our net loss.

         Net cash used in investing activities was $43.1 million in 1999 and consisted of purchases of marketable securities available for sale and capital expenditures partially offset by proceeds from the sale of marketable securities. Net cash used in investing activities was $1.6 million in 1998 and $219,000 in 1997 and consisted solely of capital expenditures. The capital expenditures reflect our investment in computer and lab equipment, software development tools and facilities, which are required to support our business expansion.

         Net cash provided by financing activities was $45.5 million in 1999, which was generated primarily from our initial public offering in October 1999, partially offset by net payments to affiliate. Net cash provided by financing activities was $846,000 in 1998 and $1.9 million in 1997, all of which was provided by advances from Jaycor.

         We had $44.8 million of cash and cash equivalents and investments at December 31, 1999. Working capital increased to $49.3 million at December 31, 1999 from $(1.8) million at December 31, 1998.

         We believe that the proceeds from our initial public offering, together with our cash flows from operations, will be sufficient to meet working capital needs at least through the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. This statement will be effective for JNI on January 1, 2001. SFAS 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. We have not determined the impact of the adoption of this new accounting standard on our financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of the SAB is not expected to have a material impact on the Company's financial position or results of operations, but may impact the timing and pattern of revenue recognition in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to changes in the fair market value of our investments and the amount of interest income earned on our investment portfolio. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair market value of our investments.

         Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 1999.

         Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be set forth in the section headed "Proposal 1--Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 1999, and is incorporated in this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is set forth in the section headed "Executive Compensation" in the Company's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is set forth in the section headed "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is set forth in the sections headed "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement and is incorporated in this report by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       FINANCIAL STATEMENTS:

         The financial statements of JNI listed below are incorporated in this report by reference to JNI's Annual Report to Stockholders for the fiscal year ended December 31, 1999:

         Report of Independent Accountants

         Balance Sheets as of December 31, 1999 and 1998

         Statements of Operations the Years Ended December 31, 1999, 1998 and
         1997

         Statements of Stockholders' Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997

         Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

         Notes to Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Accountants on Financial Statement Schedule

         Schedule II - Valuation & Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

(c)      EXHIBITS:


         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
         3.1(2)            Fourth Amended and Restated Certificate of
                           Incorporation of the Company

         3.2(2)            By-laws of the Company

         4.1(2)            Specimen Common Stock Certificate

         10.1(2) Form of Indemnity Agreement for directors and executive officers

         10.2(2) 1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory
                           Stock Option Agreement thereunder

         10.3(2)           1999 Stock Option Plan, as amended, terms of Stock
                           Option Agreement and form of Stock Option Grant
                           Agreement thereunder

         10.4(2) 1999 Employee Stock Purchase Plan and form of subscription agreement thereunder

         10.5(2)           Sublease, dated October 7, 1998 between Jaycor, Inc.
                           and JNI Corporation

         10.6(2) First Amendment to Sublease, dated December 1, 1998 between Jaycor, Inc. and JNI Corporation

         10.7(2) Second Amendment to Sublease, dated April 1, 1999 between Jaycor, Inc. and JNI Corporation

         10.8(2) Third Amendment to Sublease, dated May 15, 1999 between Jaycor, Inc. and JNI Corporation

         10.9(2) Fourth Amendment to Sublease, dated August 1, 1999 between Jaycor, Inc. and JNI Corporation

         10.10(2)          Sublease, dated January 14, 1999 between Obsidian,
                           Inc. and JNI Corporation

         10.11(2) Form of Severance and Change of Control Agreement, dated September 1, 1999, entered into by JNI
                           Corporation and each of Terry M. Flanagan, Thomas K.
                           Gregory, Charles McKnett and Gloria Purdy

         10.12(2) Tax Sharing Agreement, dated September 1, 1999 between JNI Corporation and Jaymark, Inc.

         27.1(1)           Financial Data Schedule


          -------------------------

         (1) Filed herewith.

         (2) Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.33386501).

          + Confidential treatment has been granted with respect to portions of this exhibit.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JNI CORPORATION

                                  March 28, 2000


                                  By: /s/ TERRY M. FLANAGAN
                                      --------------------------------------
                                      Terry M. Flanagan,
                                      PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                         DIRECTOR

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                TITLE                                              DATE
---------                                -----                                              ----

     /s/ TERRY M. FLANAGAN               President, Chief Executive Officer and Director    March 28, 2000
-------------------------------------    (Principal Executive Officer)
         Terry M. Flanagan


     /s/ GLORIA PURDY                    Chief Financial Officer                            March 28, 2000
-------------------------------------    (Principal Financial and Accounting Officer)
         Gloria Purdy


     /s/ ERIC P. WENAAS                  Chairman of the Board of Directors                 March 28, 2000
-------------------------------------
         Eric P. Wenaas


     /s/ THOMAS J. BERNARD               Director                                           March 28, 2000
-------------------------------------
         Thomas J. Bernard


     /s/ JOHN BOLGER                     Director                                           March 28, 2000
-------------------------------------
         John Bolger


     /s/ LAWRENCE E. FOX                 Director                                           March 28, 2000
-------------------------------------
         Lawrence E. Fox


                                 JNI CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                     PAGE
Report of Independent Accountants................................................................     F-2
Balance Sheets as of December 31, 1999 and 1998..................................................     F-3
Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997....................     F-4
Statements of Stockholders' Equity (Deficit) and Comprehensive Income for the Years Ended
     December 31, 1999, 1998 and 1997............................................................     F-5
Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997....................     F-6
Notes to Financial Statements....................................................................     F-7


                                JNI CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of JNI Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of JNI Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 26, 2000

                                JNI CORPORATION

                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                                                               AS OF DECEMBER 31,
                                                                                               ------------------
                                                                                              1999           1998
Current assets:
  Cash and cash equivalents ..........................................................   $     5,062    $        --
  Marketable securities available for sale ...........................................        39,767             --
  Accounts receivable, net ...........................................................         6,305          3,300
  Inventories ........................................................................         4,046          1,175
  Other current assets ...............................................................           711            236
  Deferred income taxes ..............................................................           946             --
                                                                                         -----------    -----------
          Total current assets .......................................................        56,837          4,711
Property and equipment, net ..........................................................         4,632          2,466
Intangible assets, net ...............................................................        10,047            633
Deferred income taxes ................................................................         1,309             --
Other assets .........................................................................            --              4
                                                                                         -----------    -----------
                                                                                         $    72,825    $     7,814
                                                                                         ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................................   $     4,124    $     2,541
  Accrued liabilities ................................................................         3,367            939
  Due to affiliate ...................................................................          --            3,061
                                                                                         -----------    -----------
          Total current liabilities ..................................................         7,491          6,541
  Other liabilities ..................................................................           112            100
                                                                                         -----------    -----------
          Total  liabilities .........................................................         7,603          6,641
                                                                                         -----------    -----------
Commitments (Note 9)

Stockholders' equity:
 Preferred stock, undesignated series, 5,000,000 shares authorized;
     none issued .....................................................................            --             --
 Convertible  Preferred Stock, Series A, par value $.001 per share;
     aggregate liquidation  value $8,355 at December 31, 1998; 30,000,000
     shares authorized; 0 and 17,722,895 shares issued and outstanding ...............            --             18
 Common stock, par value $.001 per share; 100,000,000 shares authorized;
      21,838,679 and 420,000 shares issued and
      outstanding ....................................................................            22             --
  Additional paid-in capital .........................................................        67,078          5,427
  Unearned stock-based compensation ..................................................        (1,311)          (970)
  Accumulated other comprehensive income (loss) ......................................           (23)            --
  Accumulated deficit ................................................................          (544)        (3,302)
                                                                                         -----------    -----------
          Total stockholders' equity .................................................        65,222          1,173
                                                                                         -----------    -----------
                                                                                         $    72,825    $     7,814
                                                                                         ===========    ===========



                 See accompanying notes to financial statements.

                                JNI CORPORATION

                            STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                          1999            1998            1997
  Net revenues ....................................................   $     40,171    $     12,189    $      2,903
  Cost of revenues ................................................         15,402           5,361           1,252
                                                                      ------------    ------------    ------------
          Gross margin ............................................         24,769           6,828           1,651
                                                                      ------------    ------------    ------------

Operating expenses:
  Research and development ........................................         11,951           2,919           1,202
  Selling and marketing ...........................................          4,806           1,526             681
  General and administrative ......................................          3,476           1,698             822
  Amortization of intangible assets ...............................          1,506              47              --
  Amortization of stock-based compensation ........................            842              35              --
                                                                      ------------    ------------    ------------
          Total operating expenses ................................         22,581           6,225           2,705
                                                                      ------------    ------------    ------------

Operating income (loss) ...........................................          2,188             603          (1,054)
Interest income ...................................................            352              --              --
Interest expense - affiliate ......................................           (455)           (265)           (130)
                                                                      ------------    ------------    ------------
Income (loss) before income taxes .................................          2,085             338          (1,184)
Income tax provision (benefit) ....................................           (673)             27              --
                                                                      ------------    ------------    ------------

          Net income (loss) .......................................   $      2,758    $        311    $     (1,184)
                                                                      ============    ============    ============

Earnings (loss) per share:
  Basic ...........................................................   $       0.64    $       0.74    $      (2.82)
                                                                      ============    ============    ============
  Diluted .........................................................   $       0.12    $       0.02    $      (2.82)
                                                                      ============    ============    ============


Number of shares used in per share computations:
  Basic ...........................................................      4,285,000         420,000         420,000
  Diluted .........................................................     23,789,000      17,977,000         420,000



                 See accompanying notes to financial statements.

                                JNI CORPORATION

      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                          CONVERTIBLE
                                        PREFERRED STOCK,
                                           SERIES A             COMMON STOCK      ADDITIONAL     UNEARNED        PARENT
                                        -----------------     -----------------    PAID-IN     STOCK-BASED      CAPITAL
                                        SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   CONTRIBUTION
BALANCE - DECEMBER 31, 1996..........         --   $  --          --     $   --    $   --        $    --        $  2,791
    Net parent advances..............                                                                                82
    Investment by parent............. 16,590,000      17     420,000                2,856                        (2,873)
    Net loss.........................
                                      ----------   -----   ----------    -----     -------       -------        --------
BALANCE - DECEMBER 31, 1997.......... 16,590,000      17     420,000         --     2,856             --              --
    Issuance of convertible
        preferred stock..............  1,132,895       1                            1,566
    Stock-based compensation.........                                               1,005           (970)
    Net income.......................
                                      ----------   -----   ----------    -----     -------       -------        --------
BALANCE - DECEMBER 31, 1998.........  17,722,895      18     420,000         --     5,427           (970)             --

    Issuance of warrants.............                                              10,920
    Stock-based compensation.........                                               1,183           (341)
    Issuance  of  common  stock in IPO,
        net of issuance costs........                       2,800,000        3     48,049

    Conversion of convertible
        preferred stock into common
        stock........................(17,722,895)    (18)  17,722,895       18
    Common stock options exercised...                         895,784        1        151
    Unrealized gain (loss) on
        marketable securities........
    Tax benefit from stock option
        transactions.................                                                 490
    Tax benefit from technology
        transfer from parent.........                                                 858
    Net income.......................
                                      ----------   -----   ----------    -----     -------       -------        --------
BALANCE - DECEMBER 31, 1999..........          -   $   -   21,838,679    $  22     $67,078       $(1,311)       $     --
                                      ==========   =====   ==========    =====     =======       =======        ========




                                         ACCUMULATED                     TOTAL
                                            OTHER                     STOCKHOLDERS'
                                        COMPREHENSIVE   ACCUMULATED      EQUITY      COMPREHENSIVE
                                        INCOME (LOSS)     DEFICIT      (DEFICIT)        INCOME
BALANCE - DECEMBER 31, 1996..........      $   --        $(2,429)     $    362
    Net parent advances..............                                       82
    Investment by parent.............                                       --
    Net loss.........................                     (1,184)       (1,184)      $  (1,184)
                                           ------        -------      ---------       ---------
BALANCE - DECEMBER 31, 1997..........          --         (3,613)         (740)         (1,184)
    Issuance of convertible
        preferred stock..............                                     1,567
    Stock-based compensation.........                                        35
    Net income.......................                        311            311             311
                                           ------        -------      ---------       ---------
BALANCE - DECEMBER 31, 1998.........           --         (3,302)         1,173             311
                                                                                      =========
    Issuance of warrants.............                                    10,920
    Stock-based compensation.........                                       842
    Issuance  of  common  stock in IPO
        net of issuance costs........                                    48,052

    Conversion of convertible
        preferred stock into common
        stock........................                                         -
    Common stock options exercised...                                       152
    Unrealized gain (loss) on
        marketable securities........        (23)                           (23)              (23)
    Tax benefit from stock option
        transactions.................                                       490
    Tax benefit from technology
        transfer from parent.........                                       858
    Net income.......................                      2,758          2,758           2,758
                                           ------        -------      ---------       ---------
BALANCE - DECEMBER 31, 1999..........      $ (23)        $  (544)     $  65,222       $   2,735
                                           =====         =======      =========       =========


                 See accompanying notes to financial statements.

                                 JNI CORPORATION


                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                 1999        1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .......................................................   $  2,758    $    311    $ (1,184)
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in)
      operating activities:
      Deferred income taxes ...............................................     (1,293)         --          --
      Depreciation and amortization .......................................      1,148         243          86
      Amortization of intangible assets ...................................      1,506          47        --
      Amortization of stock-based compensation ............................        842          35        --
      Accrued interest expense - affiliate ................................       (395)        265         130
      Accrued receivable - affiliate ......................................        159          --          --
  Changes in assets and liabilities:
      Accounts receivable, net ............................................     (3,005)     (2,444)       (769)
      Inventories .........................................................     (2,871)       (439)       (511)
      Other assets ........................................................       (471)       (157)        (41)
      Accounts payable ....................................................      1,583       2,057         484
      Accrued liabilities .................................................      2,655         799         111
      Other liabilities ...................................................         12          34          11
                                                                              --------    --------    --------
Net cash provided by (used in) operating activities .......................      2,628         751      (1,683)
                                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities available for sale ...................    (49,790)         --          --
  Proceeds from sale of marketable securities available for sale ..........     10,000          --          --
  Capital expenditures ....................................................     (3,314)     (1,597)       (219)
                                                                              --------    --------    --------
Net cash used in investing activities .....................................    (43,104)     (1,597)       (219)
                                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments to) advances from affiliate ...............................     (2,666)        846       1,902
  Net proceeds from issuance of common stock ..............................     48,204          --          --
                                                                              --------    --------    --------
Net cash provided by financing activities .................................     45,538         846       1,902
                                                                              --------    --------    --------
Net change in cash ........................................................      5,062          --          --
Cash, beginning of period .................................................         --          --          --
                                                                              --------    --------    --------
Cash, end of period .......................................................   $  5,062    $     --    $     --
                                                                              ========    ========    ========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of property and  equipment  and  intangible  assets in exchange for convertible preferred stock and warrants to purchase
    convertible preferred stock ...........................................   $ 10,920    $  1,567    $     --



                 See accompanying notes to financial statements.

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         JNI Corporation ("JNI" or the "Company") commenced operations in 1993 as a division of Jaycor, Inc. ("Jaycor"). In February 1997, Jaycor effected a corporate reorganization in which it formed two new corporations: Jaymark, Inc. ("Jaymark") and the Company. Jaymark became the parent of Jaycor and of the Company in that reorganization transaction. Jaycor then transferred technology and assets relating to its fibre channel division to Jaymark, which in turn contributed these to the Company in exchange for shares of the Company's common and preferred stock, which automatically converted into common stock upon the closing of the Company's initial public offering. The Company continues to be a majority-owned subsidiary of Jaymark.

         The Company is a leading designer and supplier of fibre channel hardware and software products that connect servers and data storage devices to form storage area networks. Storage area networks were made possible by the emergence of fibre channel technology, a new generation of server to storage communications technology that improves data communication speeds, connectivity, distance between connections, reliability and access. The Company operates in one business segment.

BASIS OF PRESENTATION

         The accompanying financial statements reflect the financial position, results of operations, changes in stockholders' equity and cash flows as if the Company was a separate entity for all periods presented. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company's business. When the Company was a division of Jaycor, the cash used by the Company was funded by Jaycor. Subsequent to incorporation, the Company's cash receipts and disbursements continued to be processed by Jaycor until the Company completed its initial public offering (Note 5). The net balance of the Company's accounts with Jaycor is included in Due to Affiliate, which was paid in full as of December 31, 1999. Subsequent to its initial public offering, the Company commenced processing its cash receipts and disbursements.

         General corporate overhead related to Jaymark's corporate headquarters and common support divisions have been allocated to the Company generally based on the proportion of the Company's total labor costs to the total of all of Jaymark's subsidiaries' total labor costs. Allocated charges included in operating expenses totaled $1,086, $509 and $336 for the years ended December 31, 1999, 1998 and 1997, respectively. Management believes these allocations fairly and reasonably approximate costs incurred by Jaymark on behalf of the Company's operations. However, the costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone entity. Since the Company was operated as a combined unit, management is unable to differentiate between the amounts allocated and the amounts that would have been incurred on a stand-alone basis. Subsequent to the Company's initial public offering, the Company commenced performing necessary functions using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a separate independent company.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase.

MARKETABLE SECURITIES

         The Company's marketable securities consist principally of government or government agency securities and corporate notes and bonds. The Company has classified its marketable securities as "available for sale" and carries them at fair value with net unrealized holding gains and losses reported in accumulated other comprehensive income (loss).

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Provisions, when necessary, are made to reduce excess and obsolete inventories to their estimated net realizable values.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Useful lives range from three to seven years for equipment and furniture and the shorter of the useful lives or the terms of the leases (one to five years) for leasehold improvements. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense as incurred.

LONG-LIVED ASSETS

         The Company evaluates the carrying value of its long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. No such losses have been identified by the Company.

INTANGIBLE ASSETS

         Intangible assets represent certain products and technology purchased in November 1998 (Note 2) and are being amortized over their estimated useful lives of three years using the straight-line method. Accumulated amortization totaled $1,535 and $47 at December 31, 1999 and 1998, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash and cash equivalents and accrued liabilities approximates fair value due to the nature of their short-term maturities. The carrying value of the Company's payable to affiliate

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


approximated fair value as the rate of interest for this instrument approximated market rates of interest available to the Company for a similar instrument.

REVENUE RECOGNITION

         Revenue from product sales to customers are recognized upon shipment. Allowances for estimated sales returns are provided at the time revenue is recognized. The Company sells products to its distribution channel customers under volume purchase agreements. Certain of its agreements with distribution channel customers provide for stock rotation, where the customer may return product provided that it places a new order for replacement products. The Company reserves for estimated stock rotation and uncollectable accounts based on past history and expected future returns related to products shipped.

         The Company's current practice is generally to warrant its adapter products against defects in materials and workmanship for a three-year period from the date of shipment and its Application Specific Integrated Circuits ("ASICs") products for a one-year period from the date of shipment. The estimated cost of warranty obligations is accrued at the time revenue is recognized.

RESEARCH AND DEVELOPMENT COSTS

         The Company is involved in a large and continuing research and development effort that includes the continual development of new products and the improvement of existing products. All research and development costs are expensed as incurred.

         The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which is defined as completion of designing, coding and testing activities. The amount of costs eligible for capitalization, after consideration of factors such as net realizable value, have not historically been material and, accordingly, all software development costs have been charged to research and development expense as incurred in the accompanying statements of operations.

INCOME TAXES

         Until the consummation of the initial public offering, the Company was a member of the Jaymark affiliated group of corporations which files a consolidated federal income tax return and certain combined and consolidated state income tax returns. Beginning October 27, 1999, the Company files its own federal and state income tax returns. Income taxes are calculated as if the Company had filed separate tax returns for federal and state purposes for all periods presented. In connection with the separation from the Jaymark consolidated tax group, the Company realized a deferred tax asset related to the transfer of certain technology from Jaymark and accounted for this as additional paid-in capital.

         Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


STOCK-BASED COMPENSATION

         The Company measures compensation costs related to stock option plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation costs. Accordingly, compensation cost for stock options is measured as the excess, if any, of the deemed fair value of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period, generally four years.

EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share for the year ended December 31, 1997 because all such securities are antidilutive for this period. The total number of potential common shares excluded from the calculation of diluted loss per common share for the year ended December 31, 1997 was 15,136,000.

         The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                       1999          1998          1997
Numerator:
  Net income (loss) ............................................................   $     2,758   $       311   $    (1,184)
                                                                                   ===========   ===========   ===========
Denominator:
  Denominator  for basic  earnings  (loss)  per  share -  weighted
     average shares outstanding ................................................     4,285,000       420,000       420,000
  Effect of dilutive securities:
     Dilutive warrants outstanding .............................................       840,000            --            --
     Dilutive options outstanding ..............................................     4,144,000       815,000            --
     Employee stock purchase plan shares .......................................         1,000            --            --
     Convertible preferred stock ...............................................    14,519,000    16,742,000            --
                                                                                    ----------    ----------   ------------
  Denominator  for  diluted  earnings  (loss) per share - adjusted
     weighted average shares ...................................................    23,789,000    17,977,000       420,000
Basic earnings (loss) per share ................................................   $      0.64   $      0.74   $     (2.82)
Diluted earnings (loss) per share ..............................................   $      0.12   $      0.02   $     (2.82)


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. This statement will be effective for the Company on January 1, 2001. SFAS 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its financial statements or results of operations.

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of the SAB is not expected to have a material impact on the Company's financial position or results of operations, but may impact the timing and pattern of revenue recognition in the future.

NOTE 2 -- ACQUISITION

         In November 1998, the Company purchased certain fibre channel technology, products and property and equipment from Adaptec, Inc. ("Adaptec"). As consideration for the purchase, the Company issued to Adaptec 1,132,895 shares of the Company's Series A Convertible Preferred Stock with a fair value, as determined for financial reporting purposes, of approximately $1.383 per share for an aggregate purchase price of approximately $1,567. The Company also issued three series of warrants to purchase shares of the Company's Series A Convertible Preferred Stock as additional consideration to Adaptec.

         On September 30, 1999, the Company and Adaptec amended the first of the Series A warrants to fix the number of shares issuable thereunder at 840,000. No shares were issuable under the second and third warrants as a result of the actual revenues earned by the Company on sales of products based on the acquired technology during the period from February 1, 1999 to the date of the Company's initial public offering. As a result of the issuance of the 840,000 warrants, additional purchase price consideration of $10,920 was recorded on September 30, 1999. This additional purchase price was allocated to intangible assets and is being amortized over the remaining useful life of approximately two years.

         The 1,132,895 shares of the Company's Series A Convertible Preferred Stock converted to common stock as of the date of the Company's initial public offering. As of December 31, 1999, the 840,000 warrants, which expire in November 2005 and are immediately exercisable at an aggregate purchase price of one hundred dollars, have not been exercised by Adaptec.

NOTE 3 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                      AS OF DECEMBER 31,
                                                    ---------------------
                                                       1999        1998
Accounts receivable:
  Accounts receivable........................       $  6,800     $  3,433
  Less allowance for doubtful accounts and sale
    returns..................................           (495)        (133)
                                                    --------     --------
              Total.........................        $  6,305     $  3,300
                                                    ========     ========



                                                     AS OF DECEMBER 31,
                                                    ---------------------
                                                      1999         1998
Inventories:
  Raw materials..............................       $  3,027     $    645
  Work in process............................            299          426
  Finished goods.............................            720          104
                                                    --------     --------
              Total.........................        $  4,046     $  1,175
                                                    ========     ========


                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                      AS OF DECEMBER 31,
                                                    ---------------------
                                                      1999         1998
Property and equipment, net:
  Computer and test equipment...................    $  4,755     $  2,763
  Leasehold improvements........................         110           10
  Office furniture and other equipment..........       1,286           64
                                                    --------     --------
                                                       6,151        2,837
Less accumulated depreciation and amortization..      (1,519)        (371)
                                                    --------     --------
              Total.............................    $  4,632     $  2,466
                                                    ========     ========



                                                      AS OF DECEMBER 31,
                                                    ---------------------
                                                      1999         1998
Accrued liabilities:
  Payroll and payroll related costs.............    $  2,251      $   836
  Other.........................................       1,116          103
                                                    --------      -------
                                                    $  3,367      $   939
                                                    ========      =======


NOTE 4 -- MARKETABLE SECURITIEs

At December 31, 1999, the amortized cost and estimated fair value of marketable securities available for sale were as follows:


                                           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                             COST        GAINS      LOSSES       VALUE
                                           ---------  ----------  ----------    -------
U.S. government and agency debt.......     $  2,317     $      -     $ (5)      $ 2,312
State, municipal,  and county government
  debt................................       30,584                   (18)       30,566
Corporate debt........................        6,889            -        -         6,889
                                           --------     --------     ----      --------
                                           $ 39,790     $      -     $(23)     $ 39,767
                                           ========     ========     ====      ========


The cost of securities sold is based on the specific identification method. No gains or losses were realized on the sale of available for sale securities during the year ended December 31, 1999.

NOTE 5 -- STOCKHOLDERS' EQUITY

         During October 1999, the Company completed its initial public offering for the sale of 5,635,000 shares of common stock (of which 2,800,000 shares were sold by the Company and 2,835,000 were sold by the Company's principal stockholder, Jaymark) at a price to the public of $19.00 per share, which resulted in net proceeds to the Company of $49,476 after the payment of underwriters' commission but before the deduction of offering expenses. Upon the closing of the Company's initial public offering, all the outstanding Series A Convertible Preferred Stock was automatically converted into 17,722,895 shares of common stock.

         The Board of Directors of the Company (the "Board") is authorized to issue up to 5,000,000 shares of preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions.

NOTE 6 -- BENEFIT PLANS

         The Company's employees are covered by Jaymark's 401(k) salary deferral plan (the "401(k) Plan"), which covers substantially all employees of the Company. Jaymark modified the 401(k) Plan, effective July 1, 1998, to allow for a Company matching contribution (the "Match") and, effective July 1, 1999, to allow eligible new employees to enroll on the first day of the month following their hire date. The Match is 100% of

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


the employee's first five percentage points of salary contributed; employees vest 20% per year on the second through sixth anniversaries of their hire date. During the years ended December 31, 1999 and 1998, the charge to operations for the Match was $256 and $39, respectively. Effective February 1, 2000, the Company established the JNI Corporation 401 (k) Plan.

         The Company offers deferred compensation arrangements to certain of its employees. The agreements allow the employees to defer up to 100% of their salaries, net of certain payroll withholdings, with interest accruing thereon at specified rates, currently at 9%. Distributions commence upon retirement or termination and continue for a period as prescribed in the respective agreements.

         During February 1997, the Company adopted an option plan (the "1997 Plan") which provides for the issuance of 4,396,441 shares of the Company's common stock. The 1997 Plan provides for the grant to employees and directors of the Company of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. Options granted under the 1997 Plan became exercisable upon the Company's initial public offering and have a ten year term from the date of grant. The exercise price of all options granted under the 1997 Plan are not less than the fair market value of the Company's common stock as determined by the Board on the date of grant. Options granted under the 1997 Plan generally vest over a four-year period, although such vesting is accelerated to three years in the event of certain transactions resulting in a transfer of control of the Company. At December 31, 1999, there were 50,750 shares of the Company's common stock available for future grant under the 1997 Plan.

         In April 1999, the Company adopted a second option plan (the "1999 Plan"), as amended, which provides for the issuance of up to 2,312,800 shares of the Company's common stock. The 1999 Plan provides for the grant to employees, consultants and directors of the Company of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. Options granted under the 1999 Plan shall be exercisable at such time or upon such event and subject to the terms, conditions and restrictions as determined by the Board provided, however, that no option shall be exercisable after ten years from the date of grant. The exercise price of all incentive stock options granted under the 1999 Plan are not less than the fair market value of the Company's common stock as determined by the Board on the date of grant. Options granted under the 1999 Plan generally vest over a four-year period. At December 31, 1999, there were 1,194,600 shares of the Company's common stock available for future grant under the 1999 Plan.

         A summary of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the periods is as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------
                                            1999                        1998                        1997
                                                 WEIGHTED                     WEIGHTED                    WEIGHTED
                                   OPTIONS        AVERAGE       OPTIONS       AVERAGE        OPTIONS       AVERAGE
                                                 EXERCISE                  EXERCISE PRICE                 EXERCISE
                                                   PRICE                                                    PRICE
Outstanding at beginning of
  period.....................     4,038,741      $  0.17       3,759,840     $  0.17                -     $        -
  Granted....................     1,478,700         9.39         808,500        0.17        3,759,840           0.17
  Exercised..................      (895,784)        0.17               -           -                -              -
  Cancelled..................       (53,550)        0.65        (529,599)       0.17                -              -
                                 ----------                   ----------                   ----------
Outstanding at end of period.     4,568,107      $  3.15       4,038,741     $  0.17        3,759,840     $     0.17
                                 ==========                   ==========                   ==========
Vested at end of period......       206,716                      375,984                           -
Exercisable at end of period.       206,716                            -                           -
Weighted average fair value per
   option of options granted
   during the period.........                    $  5.42                     $  1.34                      $     0.07


                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


     The following table summarizes information regarding employee stock options outstanding at December 31, 1999 and 1998:


                                               OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                           ------------------------       ----------------------
                                             WEIGHTED
                                              AVERAGE      WEIGHTED                     WEIGHTED
                                             REMAINING      AVERAGE                      AVERAGE
                                NUMBER      CONTRACTUAL    EXERCISE         NUMBER      EXERCISE
 EXERCISE PRICES             OUTSTANDING   LIFE (YEARS)      PRICE        EXERCISABLE     PRICE
December 31, 1999:
    $0.17..............         3,323,907          7.85         $ 0.17       202,516        $ 0.17
    $0.71..............           126,000          9.19           0.71             -             -
    $10.00 - $13.00....           928,900          9.59          10.94         4,200         10.71
    $16.00 - $19.00....           184,300          9.82          17.04             -             -
    $69.00 - $92.00....             5,000          9.88          84.00             -             -
                                ---------         -----         ------       -------        ------
    $0.17 - $92.00.....         4,568,107          8.33         $ 3.15       206,716        $ 0.38


            Stock-based compensation is recognized using the intrinsic value method. In connection with the grant of stock options to employees, the Company recorded unearned stock-based compensation within stockholders' equity of $1,183 and $1,005 during the years ended December 31, 1999 and 1998, respectively, representing the difference between the estimated fair value of the common stock determined for financial reporting purposes and the exercise price of these options at the date of grant. Amortization of unearned stock-based compensation, net of any charges reversed during the period for the forfeiture of unvested options, was $842 and $35 for the years ended December 31, 1999 and 1998, respectively.

         At December 31, 1999, the remaining unearned stock-based compensation of approximately $1,311 will be amortized as follows: $646 in 2000, $433 in 2001, $219 in 2002 and $13 in 2003. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

          During October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 175,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan, none of which have been issued. The number of shares reserved for issuance under the Purchase Plan will be subject to an annual increase on January 1 of each year beginning in 2001 equal to the lesser of (a) 87,500 shares, (b) 1.0% of the outstanding shares on such date or (c) a lesser amount as determined by the Board. The Purchase Plan permits eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential 24-month offering periods. Each such offering period is divided into four consecutive six-month purchase periods. Unless the Board establishes a higher price, the price at which shares are purchased under the Purchase Plan for such offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the applicable purchase period within such offering period.

         Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income (loss) and diluted earnings (loss) per common share would have been as follows:

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1999       1998       1997
Net income (loss):
  As reported.....................     $  2,758   $    311   $ (1,184)
  Pro forma.......................        1,532        231     (1,242)
Diluted earnings (loss) per
  common share:
  As reported.....................     $   0.12   $   0.02   $  (2.82)
  Pro forma.......................         0.06       0.01      (2.96)



                                                YEAR ENDED DECEMBER 31,
                                            --------------------------------
                                               1999       1998      1997
Weighted average  grant-date fair value of
   options granted:
   Exercise  price equal to estimated fair
        value of stock on the grant date:
        Aggregate value.................    $ 6,581     $   12   $   275
        Per share value.................       5.89       0.07      0.07
   Exercise  price less than the estimated
        fair value of stock on the grant
        date:
        Aggregate value.................    $ 1,433     $1,068         -
        Per share value.................       3.97       1.67         -


         The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999, 1998 and 1997: no dividend yield; risk-free interest rate of 5.56%, 4.83% and 6.00% and expected terms of 7.4 years, 9.9 years and 9.9 years, respectively. The volatility of the Company's common stock underlying the options was 95% during the year ended December 31, 1999. The volatility of the Company's common stock was not considered during the years ended December 31, 1998 and 1997 because the Company's equity was not publicly-traded as of December 31, 1998 and 1997. The fair value of the employees' purchase rights pursuant to the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the year ended December 31, 1999: no dividend yield; risk-free interest rate of 5.08%; expected term of 6 months and expected volatility of 95%. The weighted average fair value of those purchase rights granted in 1999 was $8.00.

NOTE 7 -- INCOME TAXES

         The components of the income tax provision (benefit) are as follows:


                              YEAR ENDED DECEMBER 31,
                              -----------------------
                                 1999         1998
CURRENT:
  Federal................       $   619      $    22
  State..................             1            5
                                -------      -------
                                    620           27
DEFERRED:
  Federal................        (1,008)           -
  State..................          (285)           -
                                -------      -------
                                $(1,293)     $     -
                                -------      -------
                                $  (673)     $    27
                                ========     =======


                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The provision for 1998 relates to the federal and state alternative minimum tax. Due to the Company's net loss position for the year ended December 31, 1997, there was no provision for income taxes recorded.

         The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:


                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                 1999        1998         1997
   Tax provision (benefit) at statutory
     rate..................................      (34)%        34%          34%
   State tax, net of federal tax benefit...        8           7           (3)
   Research and development credits........      (21)        (21)          (4)
   Stock-based compensation................       14           4            -
   Permanent differences, net..............        -           3            1
   Utilization of net operating loss
     carryforwards.........................      (45)       (115)           -
   Net change in valuation allowance.....        (22)         96           40
                                                 ---        ----           --
                                                 (32)%         8%           -%
                                                 ===        ====           ==


      The components of the Company's net deferred tax assets (liabilities) are as follows:


                                                       DECEMBER 31,
                                                 ----------------------
                                                    1999          1998
   Deferred tax assets:
     Net operating loss carryforwards...         $      -      $  1,006
     Research and development credit
       carryforwards....................              172           172
     Allowances and reserves............              496           120
     Accrued payroll and payroll
       related costs....................              246           163
     Intangible assets..................            1,309             6
     Other .............................               32            27
                                                 --------      --------
           Total deferred tax assets....         $  2,255      $  1,494
   Deferred tax liabilities:
     Other..............................         $      -      $    (97)
                                                 --------      --------
          Net deferred tax asset........            2,255         1,397
          Less valuation allowance......                -        (1,397)
                                                 --------      --------
                                                 $  2,255      $      -
                                                 ========      ========


     At December 31, 1998, the Company recorded a valuation allowance for the entire amount of the net deferred tax asset due to the uncertainty surrounding the ultimate realization of such asset at that time. At December 31, 1999, there was no valuation allowance recorded against the net deferred tax asset as management determined at that time that it was more likely than not that the net deferred tax asset will be realized based on historical and anticipated future pre-tax results of operations of the Company.

         As of December 31, 1999, the Company had federal and state research and development tax credit carryforwards of approximately $97 and $75, respectively. The credit carryforwards will expire in 2019, if not utilized to offset future taxable income of the Company.

NOTE 8--TRANSACTIONS WITH AFFILIATES

DUE TO AFFILIATE

         On February 1, 1997, the Company entered into a revolving loan agreement with Jaycor whereby Jaycor and the Company agreed to consent to borrow and/or lend sums to each other as may be needed from time to time in the ordinary course of business. Under the terms of the agreement, the advances bore interest

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


at a floating rate equal to Jaycor's incremental cost of borrowing (13.3% and 12.1% at December 31, 1999 and 1998, respectively). During the years ended December 31, 1999, 1998 and 1997, the Company incurred interest expense on advances from Jaycor of $455, $265 and $130, respectively. Subsequent to the Company's initial public offering, the outstanding balance to Jaycor was paid in full.

BUILDING SUBLEASE

         In October 1998, the Company and Jaycor entered into a sublease agreement, as amended, whereby the Company subleased a certain portion of Jaycor's facilities for terms consistent with Jaycor's primary lease. The sublease provides for a base monthly rent and is subject to an annual increase based upon the Consumer Price Index (CPI) percentage with a minimum increase of 2.5% and a maximum increase of 5% annually. The term of the lease expires in October 2004. In addition, the sublease requires the payment of a pro rata portion of the monthly operating costs, taxes and utilities of the premises. As of December 31, 1999, the Company's future annual minimum payments due to Jaycor under this sublease were $838, $858, $858, $858 and $715 for the years ending December 31, 2000, 2001, 2002, 2003 and 2004, respectively.

AGREEMENTS WITH ADAPTEC

         In November 1998, the Company purchased certain fibre channel technology, products and property and equipment from Adaptec (Note 2). In connection with the asset acquisition, the Company entered into the following agreements with Adaptec: a Fibre Channel Cross-License Agreement; a Chip Manufacturing Agreement; a Board Manufacturing and Transition Agreement; a Consulting Services Agreement; a Volume Purchase Agreement; and two Occupancy License Agreements.

         Pursuant to the Fibre Channel Cross-License Agreement, Adaptec granted the Company four irrevocable, perpetual and non-exclusive licenses to certain of Adaptec's fibre channel technology. Three of the licenses granted to the Company under this agreement are fully paid and royalty-free and the fourth license contains a twenty-five dollar per unit royalty fee. During the years ended December 31, 1999 and 1998, the Company incurred royalty expense of $44 and $0, respectively, pursuant to this agreement.

         In addition and as part of the agreement, the Company granted Adaptec a non-exclusive license to use and distribute any of the Company's error corrections, updates and other future versions and releases of the licensed fibre channel technology products. The license to Adaptec is royalty-free.

         Pursuant to the Chip Manufacturing Agreement, Adaptec agreed to perform manufacturing services with respect to fibre channel chip products for a transition period not to exceed two years beginning in November 1998. The agreement specified that Adaptec would manufacture and package the products according to specifications at a price equal to Adaptec's standard cost plus 15 percent. Based on the Company's decision to manage the manufacturing and assembly process for its fibre channel chip products, Adaptec ceased the performance of manufacturing services under this agreement in December 1999. During the years ended December 31, 1999 and 1998, the Company incurred costs of $1,224 and $19, respectively, for the manufacture of these products by Adaptec.

         Pursuant to the Board Manufacturing and Transition Agreement, Adaptec agreed to perform manufacturing services with respect to fibre channel board level products sold to the Company under the Asset Acquisition Agreement for a transition period of six months beginning in November 1998. The agreement specified that Adaptec would manufacture and package the board level products according to specifications at a price equal to Adaptec's standard cost plus 15 percent. The Company purchased $421 and

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


$0 of board level products from Adaptec during the years ended December 31, 1999 and 1998, respectively, pursuant to this agreement.

         Pursuant to the Consulting Services Agreement, Adaptec agreed to perform consulting services to assist the Company in the development of the technology assets purchased in exchange for an hourly fee which varied based on the particular consultant engaged. This agreement had a term of the earlier of one year from the date of the agreement or the completion of all services noted in the agreement. Such services were completed in October 1999. During the years ended December 31, 1999 and 1998, the Company incurred expenses of $408 and $0, respectively, pursuant to this agreement.

         Pursuant to the Volume Purchase Agreement, the Company agreed to sell to Adaptec certain fibre channel products developed and manufactured by Adaptec for the Company under the Chip Manufacturing Agreement and the Board Manufacturing and Transition Agreement. Per the agreement, the prices charged to Adaptec will not exceed: (1) the prices charged any of the Company's other customers during the 90 day period preceding the price quote purchasing "substantially similar" products or (2) 115% of the Company's actual manufacturing cost or the price paid by the Company if manufactured by Adaptec. Adaptec has the right to resell the products without restriction of any kind, except that under certain conditions, Adaptec may not sell products incorporating certain chip-level products.

         The Volume Purchase Agreement expires in November 2000 and will automatically renew for an additional one-year term unless either party notifies the other of its intention to terminate the agreement within ninety days of the expiration of the term. During the years ended December 31, 1999 and 1998, the Company had no sales to Adaptec pursuant to this agreement.

         Pursuant to two Occupancy License Agreements, Adaptec granted the Company the right to occupy and use a portion of two of Adaptec's facilities located in Irvine and Milpitas, California. The monthly rental fee for the Irvine facility was $15. The monthly rental fee for the Milpitas facility was $3. These rates were based on Adaptec's rental costs plus an increase in costs for allocations of computer resources, telephone charges, supplies and other nominal charges. The Irvine agreement had a term of four months and expired in February 1999. The Milpitas agreement had a maximum term of twelve months; however, the Company exercised its right to terminate the Milpitas agreement pursuant to the agreement in February 1999 without penalty. Amounts incurred under these agreements totaled $28 and $35 during the years ended December 31, 1999 and 1998, respectively.

         Accounts payable to Adaptec totaled approximately $132 and $19 at December 31, 1999 and 1998, respectively. There were no purchases from Adaptec during the year ended December 31, 1997.

REGISTRATION RIGHTS AGREEMENTS

         Pursuant to a Registration Rights Agreement dated as of September 1, 1999, the Company has granted registration rights to Jaymark for the shares of the Company's stock held by Jaymark. If the Company proposes to register any of the Company's securities under the Securities Act, either for its own account or for the account of other security holders, holders of shares entitled to registration rights are entitled to notice of such registration and are entitled to include their shares in such registration, at the Company's expense. Jaymark is also entitled to specified demand registration rights under which Jaymark may require the Company to file a registration statement under the Securities Act at the Company's expense with respect to the Company's shares of common stock, and the Company is required to use its best efforts to effect this registration. Further, Jaymark may require the Company to file additional registration statements on Form

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


S-3. All of these registration rights are subject to conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in the registration and the Company's right not to effect a requested registration within twelve months following the initial offering of the Company's securities. All of these registration rights terminate after the Company has effected two registration statements, or at the latest, four years from the date of the Company's initial public offering.

Under an Investor's Rights Agreement dated as of November 12, 1998, Adaptec or its permitted transferees have registration rights with respect to the 1,132,895 shares of the Company's common stock acquired in November 1998 and with respect to 840,000 shares issuable upon exercise of the warrants described above. If the Company proposes to register any of its securities under the Securities Act at any time beginning two years after its initial public offering, either for the Company's own account or for the account of other security holders, holders of shares entitled to registration rights are entitled to notice of such registration and are entitled to include their shares in such registration, at the Company's expense. However, the underwriters of any such offering have the right to limit the number of shares included in such registration. These registration rights terminate after the Company has effected two registration statements or, at the latest, four years from the date of the Company's initial public offering.

NOTE 9 -- COMMITMENTS

         The Company leases its operating facilities and certain office equipment under noncancelable operating leases. The facility leases require the payment of taxes, maintenance, utilities and insurance.

         Future annual minimum lease payments due under noncancelable operating leases consist of the following at December 31, 1999:


                                                                OPERATING
             YEARS ENDING DECEMBER 31,                            LEASES
                                                                  ------
             2000...........................................    $     984
             2001...........................................          858
             2002...........................................          858
             2003...........................................          858
             2004...........................................          715
                                                                ---------
                 Total minimum lease payments...........        $   4,273


     Rent expense under all operating leases for the years ended December 31, 1999, 1998 and 1997 was $1,002, $353 and $118, respectively. Rent expense incurred from Jaycor (Note 8) was $558, $254 and $90 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 10 -- CONCENTRATIONS OF RISK

         The Company's products are concentrated in the storage area network industry which is highly competitive and subject to rapid technological change. The Company's revenues are concentrated with several major customers and certain vital components of the Company's products are manufactured by a small number of key suppliers. The loss of a major customer, the interruption of product supply from a contract manufacturer, a change of suppliers or a significant technological change in the industry could affect operating results adversely.

         The Company sells its products to original equipment manufacturers, distribution channel customers and directly to end users and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Sales to customers outside of the United States accounted for 17%, 14% and 14% of the Company's net revenues for the years ended December 31, 1999, 1998 and 1997, respectively. In relation to the Company's net revenues, 4%, 4% and 14% were to customers located in Japan, 11%, 9%, and 0% were to customers located in Western Europe and 2%, 1%, 0% were to other foreign customers.

         The percentage of sales to significant customers was as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           1999        1998         1997
               Customer A............................        16%         19%           8%
               Customer B............................        11          16           11
               Customer C............................        18           6            -
               Customer D............................        11           9            -
               Customer E............................         4           6           13
               Customer F............................         -           -           14


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of JNI Corporation:

Our audits of the financial statements referred to in our report dated January 26, 2000 appearing in this Annual Report on Form 10-K of JNI Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PricewaterhouseCoopers LLP
San Diego, California
January 26, 2000

                                 JNI CORPORATION

                  SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                            BALANCE AT    CHARGED TO       DEDUCTIONS     BALANCE AT
                                             BEGINNING     COSTS AND     TAKEN AGAINST      END OF
                                             OF PERIOD     EXPENSES        ALLOWANCE        PERIOD
YEAR ENDED DECEMBER 31, 1997:
    Allowance for sales returns and
        doubtful accounts..............          $    6         $   58           $    29      $    35

YEAR ENDED DECEMBER 31, 1998:
    Allowance for sales returns and
        doubtful accounts..............              35            194                96          133

YEAR ENDED DECEMBER 31, 1999:
    Allowance for sales returns and
        doubtful accounts..............             133            416                54          495

YEAR ENDED DECEMBER 31, 1997:
    Deferred income tax asset
        valuation allowance............          $  989         $  509           $    35      $ 1,463

YEAR ENDED DECEMBER 31, 1998:
    Deferred income tax asset
        valuation allowance............           1,463            322               388        1,397

YEAR ENDED DECEMBER 31, 1999:
    Deferred income tax asset
        valuation allowance............           1,397              -             1,397            -
