Form 10-Q
period 2000-03-31
JNI CORP
filed 2000-05-12
CIK 1094087

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         COMMISSION FILE NUMBER 0-27755

--------------------------------------------------------------------------------
                                 JNI CORPORATION
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

         DELAWARE                                              33-0740004
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                             9775 TOWNE CENTRE DRIVE
                               SAN DIEGO, CA 92121
          (Address of principal executive offices, including zip code)
                                 (858) 535-3121
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes    X              No
      ---                  ---

As of April 30, 2000 there were 22,892,696 shares of the registrant's common stock, $0.001 par value, outstanding.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------

PART I            FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS

                   Balance Sheet at March 31, 2000 (unaudited) and December 31, 1999                   2

                   Statement of Operations (unaudited) for the three months ended
                     March 31, 2000 and 1999                                                           3

                   Statement of Cash Flows (unaudited) for the three months ended
                     March 31, 2000 and 1999                                                           4

                  Notes to Financial Statements (unaudited)                                            5

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                  7

Item 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          10


PART II           OTHER INFORMATION

Item 2:           CHANGES IN SECURITIES AND USE OF PROCEEDS                                           10

Item 5:           OTHER INFORMATION                                                                   10

Item 6:           EXHIBITS AND REPORT ON FORM 8-K                                                     19

Signatures                                                                                            20

Exhibit Index                                                                                         21




PART  I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                        MARCH 31,            DECEMBER 31,
                                                                          2000                  1999
                                                                    -----------------     -----------------
                                                                        (unaudited)

Current assets:
  Cash and cash equivalents.....................................    $          3,390           $     5,062
  Marketable securities available for sale......................              40,209                39,767
  Accounts receivable, net......................................               9,885                 6,305
  Inventories...................................................               5,305                 4,046
  Other current assets..........................................               1,232                   711
  Deferred income taxes.........................................                 866                   946
                                                                    -----------------     -----------------
          Total current assets..................................              60,887                56,837
Property and equipment, net.....................................               5,002                 4,632
Intangible assets, net..........................................               8,707                10,047
Deferred income taxes...........................................               1,309                 1,309
                                                                    =================     =================
                                                                    $         75,905            $   72,825
                                                                    =================     =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................    $          4,210      $          4,124
  Accrued liabilities...........................................               5,062                 3,367
                                                                    -----------------     -----------------
          Total current liabilities.............................               9,272                 7,491
  Other liabilities.............................................                                       112
                                                                                 113
                                                                    -----------------     -----------------
          Total  liabilities....................................               9,385                 7,603
                                                                    -----------------     -----------------

Stockholders' equity:
  Preferred stock, undesignated series, 5,000,000 shares
     authorized; none issued....................................                   -                     -
  Common stock, par value $.001 per share; 100,000,000 shares authorized; 22,840,696 and 21,838,679 shares issued and
     outstanding................................................                  23                    22
  Additional paid-in capital....................................              66,899                67,078
  Unearned stock-based compensation.............................              (1,137)               (1,311)
  Accumulated other comprehensive income (loss).................                 (45)                  (23)
  Retained earnings (deficit)...................................                 780                  (544)
                                                                    -----------------     -----------------
          Total stockholders' equity ...........................              66,520                65,222
                                                                    -----------------     -----------------
                                                                    $         75,905      $         72,825
                                                                    =================     =================

                 See accompanying notes to financial statements.

                             STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------------------
                                                                     2000                   1999
                                                               ------------------    -------------------

Net revenues..............................................          $     18,477     $          6,363
Cost of revenues..........................................                 7,347                2,287
                                                               ------------------    -------------------
          Gross margin....................................                11,130                4,076
                                                               ------------------    -------------------

Operating expenses:
  Research and development................................                 4,022                2,182
  Selling and marketing...................................                 2,321                  936
  General and administrative..............................                 1,653                  674
  Amortization of intangible assets.......................                 1,340                   55
  Amortization of stock-based compensation................                   174                  163
                                                               ------------------    -------------------
          Total operating expenses........................                 9,510                4,010
                                                               ------------------    -------------------

Operating income..........................................                 1,620                   66

Interest income...........................................                   516                    -
Interest expense - affiliate..............................                     -                 (133)
                                                               ------------------    -------------------
Income (loss) before income taxes.........................                 2,136                  (67)
Income tax provision......................................                   812                    8
                                                               ------------------    -------------------
          Net income (loss)...............................           $     1,324     $            (75)
                                                               ==================    ===================

Earnings (loss) per share:
  Basic...................................................           $      0.06           $     (0.18)
                                                               ==================    ===================
  Diluted.................................................           $      0.05           $     (0.18)
                                                               ==================    ===================


Number of shares used in per share computations:
  Basic...................................................            22,003,000              420,000
                                                               ==================    ===================
  Diluted.................................................            26,962,000              420,000
                                                               ==================    ===================

                 See accompanying notes to financial statements.

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------------
                                                                                 2000                 1999
                                                                          ----------------      ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)............................................    $         1,324       $          (75)
         Adjustments to reconcile net income (loss) to net cash
             used in operating activities:
             Deferred income taxes....................................                 80                    -
             Depreciation and amortization............................                419                  261
             Amortization of intangible assets........................              1,340                   55
             Amortization of stock-based compensation.................                174                  163
             Accrued interest expense - affiliate.....................                  -                  133
         Changes in assets and liabilities:
             Accounts receivable, net.................................             (3,580)              (1,211)
             Inventories..............................................             (1,259)                (358)
             Other assets.............................................               (521)                (114)
             Accounts payable.........................................                 86                 (597)
             Accrued liabilities......................................              1,695                  379
             Other liabilities........................................                  1                   (3)
                                                                          ----------------      ---------------
       Net cash used in operating activities..........................               (241)              (1,367)
                                                                          ----------------      ---------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of marketable securities available for sale........               (464)                   -
         Capital expenditures.........................................               (789)                (293)
                                                                          ----------------      ---------------
       Net cash used in investing activities..........................             (1,253)                (293)
                                                                          ----------------      ---------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Net advances from affiliate..................................                  -                1,660
         Net proceeds from exercise of stock options..................                 31                    -
         Payment of initial public offering costs.....................               (209)                   -
                                                                          ----------------      ---------------
       Net cash (used in) provided by financing activities............               (178)               1,660
                                                                          ----------------      ---------------
       Net change in cash and cash equivalents                                     (1,672)                   -
       Cash and cash equivalents, beginning of period.................              5,062                    -
                                                                          ----------------      ---------------
       Cash and cash equivalents, end of period.......................    $         3,390       $            -
                                                                          ================      ===============

                 See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 -- GENERAL

         In management's opinion, the accompanying unaudited financial statements for JNI Corporation (the "Company") for the three month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1999 balance sheet. This Report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1999 contained in the 1999 Annual Report have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 2000.


NOTE 2 -- INVENTORY

         Components of inventories are as follows:


                                                              AS OF
                                                    --------------------------
                                                    MARCH 31,     DECEMBER 31,
                                                      2000            1999
                                                    ---------     ------------
Inventories:
  Raw materials..............................       $  4,473          $   3,027
  Work in process............................            274                299
  Finished goods.............................            558                720
                                                    ---------         ---------
              Total..........................       $  5,305          $   4,046
                                                    ========          =========

NOTE 3 -- COMPREHENSIVE INCOME

         The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity (deficit) and comprehensive income on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2000, total comprehensive income was $1,302. During the three months ended March 31, 1999, the Company did not have marketable securities and therefore had no unrealized gains or losses on marketable securities.

NOTE 4 -- RECONCILIATION OF NET INCOME AND SHARES USED IN PER SHARE COMPUTATIONS

         Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method. The Company has excluded all convertible preferred stock and outstanding stock options from the calculation of diluted loss per share for the three months ended March 31, 1999 because all such securities are antidilutive for this period. The total number of potential common shares excluded from the calculation of diluted loss per common share for the three months ended March 31, 1999 was 22,162,000.


         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                             NOTES TO FINANCIAL STATEMENTS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        Three Months Ended
                                                                             March 31,
                                                                       ----------------------
                                                                       2000              1999
                                                                       ----              ----
Numerator:
  Net income (loss).............................................    $     1,324       $    (75)
                                                                    ============      ========
Denominator:
  Denominator for basic earnings (loss) per share - weighted
     average shares outstanding.................................     22,003,000        420,000

  Effect of dilutive securities:
     Dilutive warrants outstanding..............................        812,000              -

     Dilutive options outstanding...............................      4,124,000              -

     Employee stock purchase plan shares........................         23,000              -
                                                                    ------------      --------
  Denominator for diluted earnings (loss) per share - adjusted
     weighted average shares....................................     26,962,000        420,000
                                                                    ============      ========


NOTE 5 -- EXERCISE OF WARRANT

         During the first quarter of fiscal year 2000, Adaptec Inc. exercised a warrant to purchase 840,000 shares of the Company's common stock that it received pursuant to the September 30, 1999 amendment to the Asset Purchase Agreement between the Company and Adaptec. Adaptec performed a net exercise of the warrant, pursuant to which the Company issued a total of 839,998 common shares to Adaptec after taking into consideration the one hundred dollar exercise price.


NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of the SAB is not expected to have a material impact on the Company's financial position or results of operations, but may impact the timing and pattern of revenue recognition in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

         This Report (including the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, international sales, expense levels, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Factors That May Affect Future Performance" in Item 5 below, as well as those discussed elsewhere in this Report and those discussed in the Company's 1999 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

OVERVIEW

         We are a leading developer and manufacturer of Fibre Channel hardware and software products that form critical elements of SANs. We offer a broad line of host bus adapters, Application Specific Integrated Circuits (ASICs) and software that provides high bandwidth for data communication, high speed data transmission without degradation over distances of up to ten kilometers, guaranteed data delivery and scalability to large numbers of network connections. We commenced operations in 1993 as a division of Jaycor, Inc. In February 1997, Jaycor effected a corporate reorganization in which it formed two new corporations: Jaymark, Inc. and JNI. Jaymark became the parent of Jaycor and of JNI in that reorganization transaction. Jaycor then transferred technology and assets relating to Fibre Channel to Jaymark, which in turn contributed these assets to JNI. While operating as a division of Jaycor, we shipped our first commercially available Fibre Channel products in 1995. We commenced volume production of host bus adapters in 1996, and we are currently the leading independent supplier of host bus adapters for the Sun Solaris operating system. In late 1998, we obtained our initial certification from an OEM customer for our host bus adapters for the PCI interface, and in 1999 we introduced a much lower cost host bus adapter for the PCI interface based on Fibre Channel products and technology acquired from Adaptec. We first achieved operating income in the quarter ended September 30, 1998. We completed our initial public offering in October 1999.

         We derive substantially all of our revenue from sales of our FibreStar lines of host bus adapters. Historically, we have derived the substantial majority of our revenues from sales of our FibreStar host bus adapters designed for the Sbus specification. Sun Microsystems manufactures and sells substantially all of the servers that incorporate the Sbus interface, and Sun has announced its intention to phase out production of this equipment. Accordingly, we expect that sales of our products designed to work with the Sbus interface will eventually decline. We expect our Emerald-based host bus adapters designed for the PCI bus to account for an increasing proportion of revenues in the future. We also derive revenues from sales of our proprietary Emerald ASICs. All of our sales are denominated in U.S. dollars. Historically, a limited number of OEMs and distributor customers have accounted for a significant majority of our total net revenues in each fiscal period. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         NET REVENUES. Net revenues increased $12.1 million, or 190%, to $18.5 million in the three months ended March 31, 2000 from $6.4 million in the three months ended March 31, 1999. The substantial majority of the increase was due to an increase in sales of Sbus host bus adapters. To a lesser extent, the increase in net revenues was due to an increase in sales of PCI host bus adapters. The increase in revenues also reflects the increased demand for our products and the continued growth in the market for Fibre Channel products.

         GROSS MARGIN. Gross margin increased $7.0 million, or 173%, to $11.1 million in the three months ended March 31, 2000 from $4.1 million in the three months ended March 31, 1999. Gross margin as a percentage of net revenues decreased to 60.2% during the three months ended March 31, 1999 from 64.1% during the three months ended March 31, 1999. The decrease was primarily a result of an increase in PCI sales, which have lower margins than Sbus sales, relative to total sales in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. PCI sales represented approximately 15% of total revenues in the three months ended March 31, 2000 compared to approximately 12% of total revenues in the three months ended March 31, 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.8 million, or 84%, to $4.0 million for the three months ended March 31, 2000 from $2.2 million for the three months ended March 31, 1999. The increase was due primarily to higher personnel costs and contracted services, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development. As a percentage of net revenues, research and development expenses decreased to 21.8% for the three months ended March 31, 2000 from 34.3% for the three months ended March 31, 1999. This decrease was primarily attributable to the increase in revenues. We anticipate that research and development expenses will increase in absolute dollars in future periods as we hire additional personnel and introduce enhanced versions of our products.

         SELLING AND MARKETING. Selling and marketing expenses increased $1.4 million, or 148%, to $2.3 million for the three months ended March 31, 2000 from $936,000 for the three months ended March 31, 1999. The increase in sales and marketing expenses was due primarily to an increase in personnel costs resulting from the Company's expansion of its sales and marketing staff, increased trade show participation and the launch of an advertising and marketing program in the first quarter to focus on the Company's premium branding and channel expansion. Selling and marketing expenses as a percentage of net revenues decreased to 12.6% for the three months ended March 31, 2000 from 14.7% for the three months ended March 31, 1999 primarily due to the increase in the Company's revenues. We anticipate that selling and marketing expenses will increase in absolute dollars in future periods and may increase as a percentage of net revenues as the Company continues its efforts to increase brand awareness and expand its sales channel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $979,000, or 145%, to $1.7 million for the three months ended March 31, 2000 from $674,000 for the three months ended March 31, 1999. The increase was primarily due to higher personnel costs arising from the addition of new employees and higher legal, accounting and consulting costs resulting from increased business activity. General and administrative expenses as a percentage of net revenues decreased to 8.9% for the three months ended March 31, 2000 from 10.6% for the three months ended March 31, 1999 due to the increase in revenues. We anticipate that general and administrative expenses will continue to decrease as a percentage of net revenues in future periods.

         AMORTIZATION OF INTANGIBLE ASSETS. We amortized $1.3 million of intangible assets during the three months ended March 31, 2000 compared to $55,000 during the three months ended March 31, 1999. The increase in amortization expense is attributed to the significant increase in intangible assets resulting from the additional consideration issued to Adaptec in the third quarter of 1999 for the Fibre Channel technology we acquired from Adaptec in November 1998.

         AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, we recorded total stock-based compensation within stockholders' equity (deficit) of $2.2 million and amortized stock-based compensation of $174,000 and $163,000 during the three months ended March 31, 2000 and 1999, respectively.

         INCOME TAX PROVISION. We recognized an income tax provision of $812,000 (effective tax rate of 38.0%) during the three months ended March 31, 2000 as a result of the taxable income generated in the three months ended March 31, 2000. An income tax provision of $8,000 was recognized in the three months ended March 31, 1999 which represented a current tax liability for alternative minimum taxes. We did not recognize any tax benefit from the operating losses incurred during the three months ended March 31, 1999 based on our determination at the time that our ability to realize such a benefit was not considered to be more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering in October 1999, borrowings from Jaycor, Inc., a wholly-owned subsidiary of our parent corporation Jaymark, Inc., were our principal source of working capital. Upon the completion of our initial public offering, we raised approximately $49.5 million after the payment of underwriters' commissions but before the deduction of offering expenses. The proceeds from our initial public offering and cash flow generated from operations are currently the primary source of funding for our operations. Subsequent to the initial public offering, all amounts due to Jaycor were paid in full, and we no longer borrow from Jaycor.

         During the three months ended March 31, 2000, cash used in operating activities was $241,000, compared to $1.4 million of cash used in operating activities during the three months ended March 31, 1999. The cash used in operations reflects net income before depreciation and amortization of approximately $3.3 million, increased by an increase in accrued liabilities and accounts payable of $1.8 million and offset by the increase in accounts receivable, inventories and other assets of approximately $5.4 million.

         Net cash used in investing activities was $1.3 million in three months ended March 31, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $293,000 in the three months ended March 31, 1999 and consisted solely of capital expenditures. The capital expenditures reflect our investment in computer and lab equipment, software development tools and facilities, which are required to support our business expansion.

         Net cash used in financing activities was $178,000 in the three months ended March 31, 2000, which consisted of $209,000 in final payments of costs associated with our initial public offering in October 1999 and $31,000 in net proceeds from the exercise of stock options. Net cash provided by financing activities was $1.7 million in the three months ended March 31, 1999, all of which was provided by advances from Jaycor.

         We had $43.6 million of cash and cash equivalents and investments and $51.6 million of working capital at March 31, 2000.

         We believe that the proceeds from our initial public offering, together with expected cash flows from operations, will be sufficient to meet working capital needs at least through the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The guidance in the SAB is required to be followed no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The adoption of the SAB is not expected to have a material impact on the Company's financial position or results of operations, but may impact the timing and pattern of revenue recognition in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to changes in the fair market value of our investments and the amount of interest income earned on our investment portfolio. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair market value of our investments.

         Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2000.

         Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

PART  II  -  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 5.  OTHER INFORMATION

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

         To achieve widespread market acceptance, Fibre Channel must supplant current widely accepted alternative technologies such as Small Computer Systems Interface (SCSI). Because many technology companies with SCSI-based product portfolios already have (a) well-established relationships with our current and potential customers, (b) extensive knowledge of the markets we serve, (c) better name recognition and (d) extensive development, sales and marketing resources, it may be difficult to convince customers to adopt Fibre Channel technology. If Fibre Channel does not replace existing technologies such as SCSI in emerging applications such as Storage Area Networks, or SANs, or otherwise achieve broad market acceptance, our growth will be limited. Additionally, new technologies, such as system input/output, are currently in development that may compete for market share with Fibre Channel if they are successfully developed and commercialized. Because these competing new technologies are likely to have support from technology companies with more significant resources than we and other Fibre Channel companies have, they may limit the growth of the Fibre Channel market and therefore our growth.

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

         In addition, because none of our customers is contractually obligated to purchase any fixed amount of products from us in the future, they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. If any of our large customers stop or delay purchases, our revenues and profitability would be adversely affected, which could cause our stock price to decline. We cannot be certain that we will retain our current OEM or distribution channel customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distribution channel customers are typically non-exclusive and often may be terminated by either party without cause. Moreover, many of our OEM and distribution channel customers utilize or carry competing product lines. If we were to suddenly lose one or more important OEM or distribution channel customers to a competitor, our business, operating results or financial condition could be materially adversely affected. Moreover, some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results or financial condition.

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

         Many of our current and potential competitors have substantially greater financial, technical, marketing and distribution resources than we have. We face the threat of potential competition from new entrants into the Fibre Channel market, including large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. It is also possible that we will face increased competition due to mergers or consolidations of existing or potential competitors. Emerging companies attempting to obtain a share of the existing market act as potential competition as well. Our products may also compete at the end-user level with other technology alternatives, such as SCSI. Further, businesses that implement SANs may select fully-integrated SAN systems offered by large technology companies. Because such systems do not interoperate with products from independent open system suppliers, like us, customers that invest in these systems will be less likely to purchase our products. Other technologies designed to address the applications served by Fibre Channel today are under development, and because we focus exclusively on Fibre Channel, our business would suffer as a result of competition from such competing technologies.

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

         Taiwan Semiconductor Manufacturing Company, or TSMC, fabricates our Emerald ASIC wafers, and various subcontractors, such as AMKOR Technology, Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. We have no firm long-term obligations with TSMC, SCI Systems, Inc. or SMS Technologies, Inc. Accordingly, our major suppliers are not obligated to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order. If any of our third-party manufacturers experiences delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, then products shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

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

         Our host bus adapters have achieved their greatest market acceptance in computing environments built with servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system and the SBus interface developed and promoted by Sun. A significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces, and these products have accounted for the substantial majority of our historical revenues. In particular, sales of our FibreStar host bus adapters designed to work with the SBus interface accounted for approximately 83% of our net revenues in 1999 and 86% of our net revenues in 1998. In addition, a significant portion of our host bus adapters are used to form connections to storage arrays manufactured by EMC. Accordingly, we depend to a certain extent upon the increased market penetration of Sun and EMC systems and our ability to continue to develop products that interoperate effectively in Sun and EMC environments. Sun has announced its intention to phase out production of servers with the SBus interface. Accordingly, we anticipate that the percentage of our revenues attributable to sales of our SBus host bus adapters will decline over time. If Sun accelerates its phase out of such workstations, our business would suffer due to decreased sales of SBus host bus adapters.

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

THE LOSS OF OR FAILURE TO ATTRACT KEY TECHNICAL, SALES AND MARKETING AND MANAGERIAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         We depend to a significant degree upon the performance and continued service of engineers involved in the development of our Fibre Channel technology and technical support of products and customers. We also depend to a significant degree upon the continued contributions of our key management, sales and marketing and manufacturing personnel. Accordingly, our future success depends upon our ability to attract, train and retain such technical, sales and marketing and managerial personnel. We do not maintain key person life insurance on any of these personnel, and we do not have employment agreements with any of these personnel obligating them to continue to provide services to JNI.

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

OUR STOCK PRICE MAY BE VOLATILE.

         The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. Changes in analysts' estimates of our earnings as well as any of the factors described under the heading "Factors That May Affect Future Performance" could have a significant impact on the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

JAYMARK, INC. WILL BE ABLE TO CONTROL ANY STOCKHOLDER VOTES AND HAS THE POWER TO TAKE OR PREVENT CORPORATE ACTIONS WITHOUT CONSIDERING THE BEST INTERESTS OF OTHER STOCKHOLDERS.

         Jaymark beneficially owns approximately 62.1% of our outstanding common stock as of March 31, 2000. As a result, Jaymark will be able to determine the outcome of all corporate actions requiring stockholder approval. Because Jaymark has the ability to control us, it has the power to act without taking the best interests of our company into consideration. For example, Jaymark will continue to exercise significant influence over decisions with respect to the following:

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

RESTRICTIONS ON SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET BY INVESTORS WHO HELD OUR STOCK PRIOR TO OUR INITIAL PUBLIC OFFERING LAPSED ON APRIL 24, 2000, WHICH MAY LEAD TO INCREASED SALES OF OUR COMMON STOCK AND COULD CAUSE OUR STOCK PRICE TO DECLINE.

         Our current stockholders, Jaymark, Inc. and Adaptec, Inc., hold a substantial number of shares, which they may currently sell in the public market. Jaymark held approximately 62.1% of our outstanding stock as of March 31, 2000 and Adaptec held approximately 8.6% of our outstanding stock as of March 31, 2000, which includes the exercise of their warrant for 840,000 shares in the first quarter of fiscal year 2000. Subject to limitations on volume under Rule 144, Jaymark may sell all the shares of our common stock that it holds. Jaymark may also distribute the shares of our common stock that it holds to its stockholders, who could then be eligible to sell such shares in the public market. In addition, our employees hold options to purchase a large number of shares, and they will also be able to sell the shares they may acquire upon exercise of those options. Sales of a substantial number of shares of our common stock could cause our stock price to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits
         --------

         10.1 Amended and Restated Sublease Agreement, dated February 17, 2000 between Jaycor, Inc. and JNI Corporation.

         10.2 First Amendment to Lease and Consent to Sublease, dated April 4, 2000 between CarrAmerica Realty, L.P., Jaycor, Inc. and JNI Corporation.

         27.1  Financial Data Schedule.

(b)      Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JNI CORPORATION



Date:  May 12, 2000           By:  /s/ Terry M. Flanagan
                                   --------------------------------------
                                   Terry M. Flanagan
                                   President, Chief Executive Officer and
                                   Director

Date:  May 12, 2000                /s/ Gloria Purdy
                                   --------------------------------------
                                   Gloria Purdy
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibits
--------
10.1 Amended and Restated Sublease Agreement, dated February 17, 2000 between Jaycor, Inc. and JNI Corporation.

10.2 First Amendment to Lease and Consent to Sublease, dated April 4, 2000 between CarrAmerica Realty, L.P., Jaycor, Inc. and JNI Corporation.

27.1  Financial Data Schedule.