Form 10-Q
period 2000-06-30
JNI CORP
filed 2000-08-14
CIK 1094087

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            / / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO      .

                         COMMISSION FILE NUMBER 0-27755

                                 JNI CORPORATION
             (Exact name of registrant as specified in its charter)


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

                ------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  X        No
    ---          ---


As of July 31, 2000 there were 23,807,321 shares of the registrant's common stock, $0.001 par value, outstanding.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I    FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS

           Balance Sheet at June 30, 2000 (unaudited) and December 31, 1999                    2

           Statement of Operations (unaudited) for the three and six months ended
             June 30, 2000 and 1999                                                            3

           Statement of Cash Flows (unaudited) for the six months ended
             June 30, 2000 and 1999                                                            4

          Notes to Financial Statements (unaudited)                                            5

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                  7

Item 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          12


PART II   OTHER INFORMATION

Item 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS                                           12

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 12

Item 5:   OTHER INFORMATION                                                                   13

Item 6:   EXHIBITS AND REPORT ON FORM 8-K                                                     23

Signatures                                                                                    24

Exhibit Index                                                                                 25

PART  I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 JNI CORPORATION

                                  BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2000          1999
                                                                       --------------  -----------
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                                $  4,124    $  5,062
   Marketable securities available for sale                                   40,670      39,767
   Accounts receivable, net                                                   12,479       6,305
   Inventories                                                                 7,368       4,046
   Other current assets                                                          996         711
   Deferred income taxes                                                       1,746         946
                                                                            --------    --------
       Total current assets                                                   67,383      56,837
   Property and equipment, net                                                 5,961       4,632
   Intangible assets, net                                                      7,368      10,047
   Deferred income taxes                                                       1,229       1,309
   Other assets                                                                   40        --
                                                                            --------    --------
                                                                            $ 81,981    $ 72,825
                                                                            ========    ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:

   Accounts payable                                                         $  5,640    $  4,124
   Accrued liabilities                                                         4,840       3,367
   Deferred revenue                                                            1,702        --
                                                                            --------    --------
       Total current liabilities                                              12,182       7,491
   Other liabilities                                                             101         112
                                                                            --------    --------
       Total liabilities                                                      12,283       7,603


Stockholders' equity:

   Preferred stock, undesignated series, 5,000,000 shares
       authorized; none issued                                                  --          --
   Common stock, par value $.001 per share; 100,000,000 shares authorized; 23,643,446 and 21,838,679 shares issued and
       Outstanding                                                                24          22
   Additional paid-in capital                                                 67,622      67,078
   Unearned stock-based compensation                                            (977)     (1,311)
   Accumulated other comprehensive income (loss)                                 (43)        (23)
   Retained earnings (deficit)                                                 3,072        (544)
                                                                            --------    --------
       Total stockholders' equity                                             69,698      65,222
                                                                            --------    --------
                                                                            $ 81,981    $ 72,825
                                                                            ========    ========

                 See accompanying notes to financial statements.

                                 JNI CORPORATION

                             STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                    --------------------------------     ------------------------------
                                                         2000               1999             2000              1999
                                                    --------------------------------     ------------------------------
Net revenues                                         $     24,024        $    8,549       $   42,501       $    14,912
Cost of revenues                                            9,888             3,166           17,235             5,453
                                                    --------------------------------     ------------------------------
       Gross margin                                        14,136             5,383           25,266             9,459
                                                    --------------------------------     ------------------------------

Operating expenses:
   Research and development                                 4,798             2,756            8,820             4,938
   Selling and marketing                                    2,934             1,137            5,255             2,073
   General and administrative                               1,743               612            3,396             1,286
   Amortization of intangible assets                        1,339                55            2,679               110
   Amortization of stock-based compensation                   167               238              341               401
                                                    --------------------------------     ------------------------------
       Total operating expenses                            10,981             4,798           20,491             8,808
                                                    --------------------------------     ------------------------------

Operating income                                            3,155               585            4,775               651


Interest income                                               542                 -            1,058                 -
Interest expense - affiliate                                    -             (156)                -             (289)
                                                    --------------------------------     ------------------------------
Income before income taxes                                  3,697               429            5,833               362
Income tax provision (benefit)                              1,405           (1,413)            2,217           (1,405)
                                                    --------------------------------     ------------------------------
       Net income                                     $     2,292        $    1,842       $    3,616        $    1,767
                                                    ================================     ==============================


Earnings per share:
   Basic                                              $      0.10         $    4.39       $     0.16        $     4.21
                                                    ================================     ==============================
   Diluted                                            $      0.09         $    0.08       $     0.13        $     0.08
                                                    ================================     ==============================


Number of shares used in per share computations:

    Basic                                              22,995,000           420,000       22,499,000           420,000
                                                    ================================     ==============================

    Diluted                                            26,754,000        22,872,000       26,915,000        22,726,000
                                                    ================================     ==============================

                 See accompanying notes to financial statements.

                                 JNI Corporation

                             STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                       Six Months Ended June 30,
                                                                     -------------------------------
                                                                        2000                1999
                                                                     -------------------------------
Cash flows from operating activities:
    Net income                                                        $   3,616            $  1,767
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income taxes                                               (720)             (1,446)
       Depreciation and amortization                                        923                 583
       Amortization of intangible assets                                  2,679                 110
       Amortization of stock-based compensation                             334                 401
       Accrued interest expense affiliate                                     -                 289
    Changes in assets and liabilities:
       Accounts receivable, net                                          (6,174)               (942)
       Inventories                                                       (3,322)             (1,869)
       Other assets                                                        (325)                 56
       Accounts payable                                                   1,516                 334
       Accrued liabilities                                                1,473                 260
       Deferred revenue                                                   1,702                   -
       Other liabilities                                                    (11)                 (1)
                                                                     -------------------------------
    Net cash provided by (used in) operating activities                   1,691                (458)
                                                                     -------------------------------

Cash flows from investing activities:

     Purchases of marketable securities available for sale                 (923)                   -
     Capital expenditures                                                (2,252)             (1,412)
                                                                     -------------------------------
    Net cash used in investing activities                                (3,175)             (1,412)
                                                                     -------------------------------

Cash flows from financing activities:

    Net advances from affiliate                                               -               1,870

    Net proceeds from issuance of common stock                              546                   -
                                                                     -------------------------------
    Net cash provided by financing activities                               546               1,870
                                                                     -------------------------------
    Net change in cash and cash equivalents
                                                                           (938)                  -
    Cash and cash equivalents, beginning of period
                                                                          5,062                   -
                                                                     -------------------------------
    Cash and cash equivalents, end of period                          $   4,124              $    -
                                                                     ===============================

                See accompanying notes to financial statements.

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- GENERAL

The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three and six month periods ended June 30, 2000 and 1999 have been prepared on the same basis as the audited financial statements for the year ended December 31, 1999 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report"), as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

NOTE 2 -- INVENTORY

          Components of inventories are as follows:

                                                             AS OF
                                                  -------------------------------
                                                   JUNE 30,          DECEMBER 31,
                                                     2000               1999
Inventories:
  Raw materials..............................      $  5,744           $   3,027
  Work in process............................           540                 299
  Finished goods.............................         1,084                 720
                                                   --------           ---------
              Total..........................      $  7,368           $   4,046
                                                   ========           =========

NOTE 3 -- REVENUE RECOGNITION

         Due to its changing product mix, during the second quarter of 2000 the Company began to recognize revenue from sales to its distributors that have contractual rights of return upon shipment by the distributors to their end-user customers. Revenue from product sales to all other customers continues to be recognized upon shipment.

NOTE 4 -- RECONCILIATION OF NET INCOME AND SHARES USED IN PER SHARE COMPUTATIONS

         Earnings per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings per share by application of the treasury stock method.

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                          ------------------------    -----------------------
                                                             2000           1999         2000          1999
                                                          ------------------------    -----------------------
Numerator:
  Net income...........................................   $    2,292     $   1,842    $    3,616     $   1,767
Denominator:
  Denominator for basic earnings per share -
    weighted average shares outstanding................   22,995,000       420,000    22,499,000       420,000
  Effect of dilutive securities:
    Dilutive warrants outstanding......................            -       840,000       406,000       840,000
    Dilutive options outstanding.......................    3,753,000     3,889,000     3,989,000     3,743,000
    Convertible preferred stock........................            -    17,723,000             -    17,723,000
    Employee stock purchase plan shares................        6,000             -        21,000             -
                                                          ------------------------    ------------------------
  Denominator for diluted earnings per share -
    adjusted weighted average shares...................   26,754,000    22,872,000    26,915,000    22,726,000
                                                          ========================    ========================

NOTE 5 -- COMPREHENSIVE INCOME

         The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity (deficit) and comprehensive income on an annual basis and in a footnote in its quarterly reports. During the three and six months ended June 30, 2000, total comprehensive income was $2,294 and $3,596, respectively. During the three and six months ended June 30, 1999, the Company did not have marketable securities and therefore had no unrealized gains or losses on marketable securities.

NOTE 6 -- SUBSEQUENT EVENT

         On July 24, 2000, Jaymark, Inc., previously the parent company of JNI Corporation, distributed 14,175,000 shares to its stockholders in a reorganization transaction which resulted in Jaymark's liquidation and dissolution and eliminated control of JNI by Jaymark. Under a reorganization agreement among JNI, Jaymark and two of Jaymark's subsidiaries, JNI facilitated Jaymark's reorganization and liquidating distribution in exchange for certain lock-up agreements that restrict Jaymark stockholders' ability to sell the JNI shares received in the distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

         This Report (including the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Other Information" in Item 5 below, as well as those discussed elsewhere in this Report and those discussed in the Company's 1999 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

OVERVIEW

    We are a leading developer and manufacturer of Fibre Channel hardware and software products that form critical elements of Storage Area Networks, or SANs. We offer a broad line of host bus adapters, application specific integrated circuits (ASICs) and software that provide high bandwidth for data communication, high speed data transmission without degradation over distances of up to ten kilometers, guaranteed data delivery and scalability to large numbers of network connections. We commenced operation in 1993 as a division of Jaycor, Inc. In February 1997, Jaycor effected a corporate reorganization in which it formed two new corporations: Jaymark, Inc. and JNI. Jaymark became the parent of Jaycor and of JNI in that reorganization transaction. Jaycor then transferred technology and assets relating to its Fibre Channel business to Jaymark, which in turn contributed these assets to JNI. While operating as a division of Jaycor, we shipped our first commercially available Fibre Channel products in 1995. We commenced volume production of host bus adapters in 1996, and we are currently the leading independent supplier of host bus adapters for the Sun Solaris operating system. In late 1998, we obtained our initial certification from an OEM customer for our host bus adapters for the PCI interface, and in 1999 we introduced a much lower cost host bus adapter for the PCI interface based on Fibre Channel products and technology acquired from Adaptec. We first achieved operating income in the quarter ended September 30, 1998. We completed our initial public offering in October 1999.

    In July 2000, Jaymark, which owned 14,175,000 shares of JNI common stock, representing approximately 60% of our outstanding common stock as of June 30, 2000, distributed these shares to its stockholders in a reorganization transaction which resulted in Jaymark's liquidation and dissolution and eliminated control of JNI by Jaymark. Under a reorganization agreement among JNI, Jaymark and two of Jaymark's subsidiaries, we facilitated Jaymark's reorganization and liquidating distribution in exchange for certain lock-up agreements that restrict Jaymark's stockholders' ability to sell the JNI shares received in the distribution.

    We derive substantially all of our revenue from sales of our FibreStar line of host bus adapters. Historically, we have derived the substantial majority of our revenues from sales of our FibreStar host bus adapters designed for the SBus specification. Sun Microsystems manufactures and sells substantially all of the servers that incorporate the SBus interface. Sun has announced its intention to phase out the SBus interface in its workstations and low-end servers. Accordingly, we expect that sales of our products designed to work with the SBus interface will eventually decline, and that our host bus adapters designed for the PCI bus will account for an increasing proportion of revenues in the future. We also derive revenues from sales of our proprietary Emerald ASICs. Historically, a limited number of OEMs and distributor customers have accounted for a significant majority of our total net revenues in each fiscal period. The loss of any of our key customers, or a significant reduction in sales to any of those customers, could significantly reduce our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

    We generally recognize revenue from product sales upon shipment. We provide allowances for estimated sales returns at the time of revenue recognition. We sell to our distribution channel customers under volume purchase agreements. Some of our agreements with distribution channel customers provide for stock rotation, where the customer may return product provided that it places a new order for replacement product. Due to our changing product mix, during the second quarter of 2000 we began recognizing revenue from sales to our distributors that have contractual rights of return upon shipment by the distributors to their end-user customers. We continue to recognize revenue upon shipment for sales to all other customers.

    Cost of revenues is comprised principally of payments to our contract manufacturers, final assembly costs, manufacturing and quality-related costs, inventory management costs and support costs. We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, material expediting charges, changes in costs of components, inventory write-offs, new product introductions both by us and our competitors.

    Research and development expenses consist primarily of salaries and related expenses for engineering personnel, fees paid to consultants and outside service providers, depreciation of development and test equipment, prototyping expenses related to the design, development, testing and enhancements of our products and the cost of computer support services. We expense all research and development costs as incurred.

    Selling and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, public relations, advertising, promotional and trade show costs and travel expenses.

    General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, information technology, administrative and legal and accounting fees.

    Amortization of intangible assets arises from the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec in November 1998. As a result of the total consideration issued to Adaptec which consisted of 1,132,895 shares of common stock and a warrant to purchase 840,000 shares of common stock, we recorded $11.6 million in intangible assets related to the core technology acquired which is being amortized over an estimated useful life of three years

    Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees in all operating expense categories where the option exercise price is less than the fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity of approximately $2.2 million which is being amortized over the vesting period of the related stock options, generally four years.

    We recognized an income tax benefit during the quarter ended June 30, 1999 due primarily to utilization of net operating loss carryforwards and the release of a deferred tax valuation allowance in that period. For the periods prior to June 30, 1999, due to our history of losses, we did not recognize any tax benefits for net operating losses and did not recognize any research and development tax credits. In the quarter ended June 30, 1999, we determined that it was more likely than not that we would be able to use the tax benefits in future periods. As a result, we realized a tax benefit of $1.4 million in the quarter ended June 30, 1999, which created a corresponding increase in net income in that period.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    NET REVENUES. Net revenues increased $15.5 million, or 181%, to $24.0 million in the three months ended June 30, 2000 from $8.5 million in the three months ended June 30, 1999. The increase was due to an increase in sales of SBus and PCI host bus adapter products with a $10.9 million increase in SBus sales and a $4.8 million increase in PCI sales, partially offset by a decrease in sales of our ASICs. The increase in revenues reflects the increased demand for our products and the continued growth in the market for Fibre Channel products.

    GROSS MARGIN. Gross margin increased $8.8 million, or 163%, to $14.1 million in the three months ended June 30, 2000 from $5.4 million in the three months ended June 30, 1999. Gross margin as a percentage of net revenues decreased to 58.8% during the three months ended June 30, 2000 from 63.0% during the three months ended June 30, 1999. The decrease was due to increased sales of our PCI host bus adapter products which generally have lower gross margins than our SBus host bus adapter products. Gross margins for the three months ended June 30, 2000 also decreased as a result of inventory reserves recorded for slow moving and obsolete inventory.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $2.0 million, or 74%, to $4.8 million for the three months ended June 30, 2000 from $2.8 million for the three months ended June 30, 1999. The increase was due primarily to higher personnel costs and contracted services, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts. As a percentage of net revenues, research and development expenses decreased to 20.0% for the three months ended June 30, 2000 from 32.2% for the three months ended June 30, 1999. This decrease was primarily attributable to the increase in revenues. We anticipate that research and development expenses will increase in absolute dollars in future periods as we hire additional personnel and introduce enhanced versions of our products but will continue to decrease as a percentage of net revenues.

    SELLING AND MARKETING. Selling and marketing expenses increased $1.8 million, or 158%, to $2.9 million for the three months ended June 30, 2000 from $1.1 million for the three months ended June 30, 1999. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased trade show participation, continued spending on an advertising and marketing program which was launched in the first quarter to focus on our premium branding and channel expansion and increased travel expenses. Selling and marketing expenses as a percentage of net revenues decreased to 12.2% for the three months ended June 30, 2000 from 13.3% for the three months ended June 30, 1999 primarily due to the increase in our revenues. We anticipate that selling and marketing expenses will increase in absolute dollars in future periods and may increase as a percentage of net revenues as we continue our efforts to increase brand awarenes and expand our sales channel.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.1 million, or 185%, to $1.7 million for the three months ended June 30, 2000 from $612,000 for the three months ended June 30, 1999. The increase was primarily due to higher personnel costs arising from the addition of new employees and additional expenses associated with being a public company. General and administrative expenses as a percentage of net revenues increased slightly to 7.3% for the three months ended June 30, 2000 from 7.2% for the three months ended June 30, 1999. We anticipate that general and administrative expenses will increase in absolute dollars in future periods but will decrease as a percentage of net revenues.

    AMORTIZATION OF INTANGIBLE ASSETS. We amortized $1.3 million of intangible assets during the three months ended June 30, 2000 compared to $55,000 during the three months ended June 30, 1999. The increase in amortization expense was attributed to the significant increase in intangible assets resulting from the additional consideration issued to Adaptec in the third quarter of 1999 for the Fibre Channel technology we acquired from Adaptec in November 1998.

    AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, we recorded total stock-based compensation within stockholders' equity (deficit) of $2.2 million and amortized stock-based compensation of $167,000 and $238,000 during the three months ended June 30, 2000 and 1999, respectively.

    INTEREST INCOME. Interest income of $542,000 primarily represents interest earned on our investments in marketable securities during the three months ended June 30, 2000. We had no interest income in the corresponding period in 1999.

    INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 represents interest associated with our intercompany revolver borrowings from Jaycor. Subsequent to our initial public offering, we repaid the outstanding balance to Jaycor in full. Accordingly, we had no interest expense in the three months ended June 30, 2000.

    INCOME TAX PROVISION. We recognized an income tax provision of $1.4 million, with an effective tax rate of 38.0%, during the three months ended June 30, 2000 as a result of the taxable income generated in the three months ended June 30, 2000. We recognized an income tax benefit of $1.4 million in the three months ended June 30, 1999 due primarily to the utilization of net operating loss carryforwards and the release of a deferred tax valuation allowance. The valuation allowance was released during the period based on management's determination at the time that our ability to realize such a benefit was more likely than not. This determination was based on our historical operating results, which included the fourth consecutive quarter of pre-tax net income (before non-deductible stock-based compensation), and anticipated future operating results.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    NET REVENUES. Net revenues increased $27.6 million, or 185%, to $42.5 million in the six months ended June 30, 2000 from $14.9 million in the six months ended June 30, 1999. The increase was due to an increase in sales of SBus and PCI host bus adapter products with a $20.5 million increase in SBus sales and a $6.8 million increase in PCI sales. The increase in revenues reflects the increased demand for our products and the continued growth in the market for Fibre Channel products.

    GROSS MARGIN. Gross margin increased $15.8 million, or 167%, to $25.3 million in the six months ended June 30, 2000 from $9.5 million in the six months ended June 30, 1999. Gross margin as a percentage of net revenues decreased to 59.4% during the six months ended June 30, 2000 from 63.4% during the six months ended June 30, 1999. The decrease was due to increased sales of our PCI host bus adapter products which generally have lower gross margins than our SBus host bus adapter products. Gross margin for the six months ended June 30, 2000 also decreased as a result of inventory reserves recorded for slow moving and obsolete inventory.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $3.9 million, or 79%, to $8.8 million for the six months ended June 30, 2000 from $4.9 million for the six months ended June 30, 1999. The increase was due primarily to higher personnel costs and contracted services, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts. As a percentage of net revenues, research and development expenses decreased to 20.8% for the six months ended June 30, 2000 from 33.1% for the six months ended June 30, 1999. This decrease was primarily attributable to the increase in revenues.

    SELLING AND MARKETING. Selling and marketing expenses increased $3.2 million, or 154%, to $5.3 million for the six months ended June 30, 2000 from $2.1 million for the six months ended June 30, 1999. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased trade show participation and continued spending on an advertising and marketing program which was launched in the first quarter to focus on our premium branding and channel expansion. Selling and marketing expenses as a percentage of net revenues decreased to 12.4% for the six months ended June 30, 2000 from 13.9% for the six months ended June 30, 1999 primarily due to the increase in our revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.1 million, or 164%, to $3.4 million for the six months ended June 30, 2000 from $1.3 million for the six months ended June 30, 1999. The increase was primarily due to higher personnel costs arising from the addition of new employees and additional expenses associated with being a public company. General and administrative expenses as a percentage of net revenues decreased to 8.0% for the six months ended June 30, 2000 from 8.6% for the six months ended June 30, 1999.

    AMORTIZATION OF INTANGIBLE ASSETS. We amortized $2.7 million of intangible assets during the six months ended June 30, 2000 compared to $110,000 during the six months ended June 30, 1999. The increase in amortization expense was attributed to the significant increase in intangible assets resulting from the additional consideration issued to Adaptec in the third quarter of 1999 for the Fibre Channel technology we acquired from Adaptec in November 1998.

    AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, we recorded total stock-based compensation within stockholders' equity (deficit) of $2.2 million and amortized stock-based compensation of $341,000 and $401,000 during the six months ended June 30, 2000 and 1999, respectively.

    INTEREST INCOME. Interest income of $1.1 million primarily represents interest earned on our investments in marketable securities during the six months ended June 30, 2000. We had no interest income in the corresponding period in 1999.

    INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 represents interest associated with our intercompany revolver borrowings from Jaycor. Subsequent to our initial public offering, we repaid the outstanding balance to Jaycor in full. Accordingly, we had no interest expense in the six months ended June 30, 2000.

    INCOME TAX PROVISION. We recognized an income tax provision of $2.2 million, with an effective tax rate of 38.0%, during the six months ended June 30, 2000 as a result of the taxable income generated in the six months ended June 30, 2000. We recognized an income tax benefit of $1.4 million in the six months ended June 30, 1999 due primarily to the utilization of net operating loss carryforwards and the release of a deferred tax valuation allowance. The valuation allowance was released during the period based on management's determination at the time that our ability to realize such a benefit was more likely than not. This determination was based on our historical operating results, which included the fourth consecutive quarter of pre-tax net income (before non-deductible stock-based compensation), and anticipated future operating results.

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

         During the six months ended June 30, 2000, cash provided by operating activities was $1.7 million, compared to $458,000 of cash used in operating activities during the six months ended June 30, 1999. The cash provided by operations reflects net income before depreciation and amortization of approximately $7.6 million, increased by an increase in deferred revenue, accounts payable and accrued liabilities of $4.7 million and offset by the increase in accounts receivable, inventories, deferred income taxes and other assets of approximately $10.5 million.

         Net cash used in investing activities was $3.2 million in the six months ended June 30, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $1.4 million in the six months ended June 30, 1999 and consisted solely of capital expenditures. The capital expenditures reflect our investment in computer and lab equipment, software development tools and facilities, which are required to support our business expansion.

         Net cash provided by financing activities was $546,000 in the six months ended June 30, 2000, which resulted from net proceeds from the issuance of common stock, primarily consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan. Net cash provided by financing activities was $1.9 million in the six months ended June 30, 1999, all of which was provided by advances from Jaycor.

         We had $44.8 million of cash and cash equivalents and investments and $55.2 million of working capital at June 30, 2000. We believe that the proceeds from our initial public offering, together with expected cash flows from operations, will be sufficient to meet working capital needs at least through the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

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

         Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 17, 2000, JNI held an Annual Meeting of Stockholders at which the following proposal was voted on by the stockholders:

         1. To elect four directors for a one-year term to expire at the 2001 Annual Meeting of Stockholders:

          NOMINEE                           FOR                        WITHHELD
          -------                           ---                        --------
          John Bolger                       20,643,951                 47,926

          Terry M. Flanagan                 20,648,101                 43,776

          Lawrence E. Fox                   20,643,951                 47,926

          Eric P. Wenaas                    20,635,501                 56,376

ITEM 5.  OTHER INFORMATION

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

                        RISKS RELATING TO OUR BUSINESS

WE HAVE A LIMITED HISTORY OF PROFITABILITY WHICH MAY BE DIFFICULT TO MAINTAIN.

    We shipped our first commercially available Fibre Channel products in 1995, but we did not achieve operating income until the quarter ended September 30, 1998. You should consider the risks and difficulties frequently encountered by companies such as ours in new and rapidly evolving markets. Although our net revenues have grown in recent quarters, we may not be able to sustain this growth, and we may not realize sufficient net revenues to maintain profitability. In addition, because of the competition in the Fibre Channel and SAN markets and the evolving nature of these markets, sustaining profitability may be extremely challenging.

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

    Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors that may cause our revenues and operating results to fluctuate include the following:

     - the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant OEM or reseller customers;

     -  changes in customer buying patterns;

     -  declining average selling prices of our products;

     - the timing of the introduction or enhancement of products by us, our significant OEM or reseller customers or our competitors;

     - our ability to obtain sufficient supplies of single- or limited-source components of our products;

     - fluctuations in costs of goods sold and potential write-offs of obsolete inventory as we transition to new products; and

     - operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in accelerated research and development.

     Because our revenues in a given quarter depend substantially on orders booked in that quarter, a decrease in the number of orders we receive is likely to adversely and disproportionately affect our quarterly operating results. This is because our expense levels are partially based on our expectations of future sales and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, our expenses may be disproportionately large as compared to sales in a quarter with reduced orders. Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our business, quarterly operating results and financial condition.

BECAUSE WE FOCUS EXCLUSIVELY ON FIBRE CHANNEL PRODUCTS, OUR REVENUES WILL BE LIMITED IF THE FIBRE CHANNEL MARKET DOES NOT CONTINUE TO EXPAND.

    The growth of the market for our products is dependent upon the continued acceptance of Fibre Channel technology as an alternative to other technologies utilized for network and storage communications. If the Fibre Channel market develops more slowly than anticipated or attracts more competitors than we expect, our business, operating results and financial condition would be materially adversely affected. We cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products.

     To achieve widespread market acceptance, Fibre Channel must supplant current widely accepted alternative technologies such as Small Computer Systems Interface (SCSI). It may be difficult to convince new customers to adopt Fibre Channel technology because many technology companies with SCSI-based product portfolios already have:

     - well-established relationships with our current and potential customers;

     -   extensive knowledge of the markets we serve; obetter name recognition;
         and

     -   extensive development, selling and marketing resources.

If Fibre Channel does not replace existing technologies such as SCSI in emerging applications such as SANs or otherwise achieve broad market acceptance, our growth will be limited. Additionally, new technologies are currently in development that may compete for market share with Fibre Channel if they are successfully developed and commercialized. Because these competing new technologies are likely to have support from technology companies with more significant resources than we and other Fibre Channel companies have, they may limit the growth of the Fibre Channel market and therefore our growth.

IN OUR INDUSTRY, TECHNOLOGY AND OTHER STANDARDS CHANGE RAPIDLY, AND WE MUST KEEP PACE WITH THE CHANGES TO COMPETE SUCCESSFULLY.

     The market for our products is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Additionally, changes in technology and customer preferences could potentially render our current products uncompetitive or obsolete. We cannot be certain that we will be successful in designing, supplying and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties. In addition, because our products are designed to work with software produced b third parties, our operating results could be adversely affected if such third parties delay introduction of new versions of their software for which we have designed new products or if they make unanticipated modifications to such software. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, operating results and financial condition would be materially adversely affected.

THE SAN MARKET IN WHICH WE COMPETE IS NEW AND UNPREDICTABLE, AND IF THIS MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, OUR BUSINESS WILL SUFFER.

     Our products are principally purchased for use in SANs. Accordingly, widespread adoption of SANs as an integral part of data-intensive enterprise computing environments is crucial to our future success. The market for SANs and the related equipment, including the host bus adapters, ASICs and management software we offer, has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. Potential end-users who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach like a SAN. If this market does not develop as rapidly as we anticipate, our operating results may be below the expectations of public market analysts and investors, which would likely cause our stock price to decline. Furthermore, the evolution of the SAN architecture is uncertain. If products are developed that incorporate the host bus adapter or do not require separate adapters, our adapter products may be rendered obsolete or unnecessary.

BECAUSE A SIGNIFICANT PORTION OF OUR PRODUCTS IS DESIGNED TO WORK WITH HIGH-END SERVERS FROM SUN MICROSYSTEMS, INC. AND STORAGE ARRAYS FROM EMC, OUR BUSINESS COULD SUFFER IF SUN OR EMC DISCONTINUES PRODUCTION OF SUCH EQUIPMENT OR IF WE FAIL TO DEVELOP PRODUCTS THAT WORK EFFECTIVELY WITH SUCH EQUIPMENT.

     Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system and the SBus interface developed and promoted by Sun. In addition, we believe that more than half of our host bus adapters are used to form connections to storage arrays manufactured by EMC. Accordingly, we depend to a certain extent upon the increased market penetration of Sun and EMC systems and our ability to continue to develop products that interoperate effectively in Sun and EMC environments. If the market for Sun and EMC systems does not continue to expand or we do not maintain and increase our market share in this market, our business and results of operations may be harmed.

IF WE DO NOT DEVELOP, MARKET AND SELL HOST BUS ADAPTERS THAT INTEROPERATE WITH OPERATING SYSTEMS OTHER THAN THE SUN SOLARIS OPERATING SYSTEM, THAT INCORPORATE OUR PROPRIETARY EMERALD ASICS AND THAT USE THE PCI BUS ARCHITECTURE, OUR BUSINESS WILL SUFFER.

     We have derived a substantial majority of our historical revenues from sales of host bus adapters that include software designed to work with the Sun Microsystems Solaris operating system, that incorporate third-party ASICs and that use the Sun SBus interface. While we historically have sold products that use the PCI interface as well as the SBus interface, we only recently have begun to ship products that interoperate with operating systems other than the Sun Solaris operating system and incorporate our proprietary Emerald ASICs.

     Our success depends on our ability to continue to develop, market and sell products with these features. These new products remain in the early stage of market introduction and are subject to the risks inherent in the commercialization of new products.

     Host bus adapters designed for environments using the Sun Solaris operating system comprised a majority of the host bus adapters we sold during the six months ended June 30, 2000. While we have developed and have begun to introduce products that interoperate with other operating systems, we may not be successful in developing solutions for all major operating systems or in marketing the new products we develop, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for host bus adapters compatible with operating systems other than the Sun Solaris operating system would impair our growth and harm our results of operations.

     We also recently have made our first commercial shipments of host bus adapters that incorporate our proprietary Emerald family of ASICs rather than the third-party ASICs we historically have used. We are seeking additional OEM certifications of our host bus adapters that incorporate our Emerald ASICs, but we may not obtain these certifications on a timely basis or at all. In addition, we must continue to develop and release new and enhanced versions of our ASICs to remain competitive, which will require further certifications by our OEM customers. Accordingly, we may not be successful in marketing products using our proprietary ASICs, and we cannot assure you that our intended customers will purchase these products instead of competing products.

     Finally, we must continue to develop, market and sell host bus adapters using the PCI interface because Sun Microsystems has announced its intention to discontinue using the SBus interface in its workstations and low-end servers. A significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. In particular, sales of our FibreStar host bus adapter designed to work with the SBus interface accounted for approximately 75% of our net revenues for the six months ended June 30, 2000, 83% of our net revenues in 1999 and 86% of our net revenues in 1998. Because Sun Microsystems has announced its intention to phase out the SBus interface in its workstations and low-end servers, we anticipate that the percentage of our revenues attributable to sales of our SBus host bus adapters will decline over time. If Sun Microsystems accelerates its phase out of the SBu interface, our business would suffer due to decreased sales of SBus host bus adapters.

IF WE FAIL TO EXPAND OUR DISTRIBUTION CHANNELS AND MANAGE OUR DISTRIBUTION RELATIONSHIPS, OUR RESULTS OF OPERATIONS COULD BE HARMED SIGNIFICANTLY.

         Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, resellers and systems integrators, as well as on the sales efforts and success of these customers. We may not be able to expand our distribution channels or manage our distribution relationships successfully, and our customers may not market our products effectively. Our failure to expand our distribution channels or manage successfully our distribution relationships or the failure of our customers to sell our products could harm our results of operations.

BECAUSE WE DEPEND ON A SMALL NUMBER OF OEM AND DISTRIBUTION CHANNEL CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES IN EACH PERIOD, THE LOSS OF ANY OF THESE CUSTOMERS, THE FAILURE TO OBTAIN CERTIFICATIONS, ANY CANCELLATION OR DELAY OF A LARGE PURCHASE BY ANY OF THESE CUSTOMERS OR DELAYS IN OBTAINING FUTURE CERTIFICATIONS FROM OEMS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

    Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the six months ended June 30, 2000, Info X, Inc. accounted for 21% of our net revenues, Acal Electronics accounted for 17% of our net revenues and Polaris Service accounted for 12% of our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

     Before we can sell our products to an OEM or its associated distribution channel, that OEM must certify our products. The certification process can take up to six months. This process requires the commitment of OEM personnel and test equipment, and we compete with our competitors for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our products. In addition, because none of our customers is contractually obligated to purchase any fixed amount of products from us in the future, they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. If any of our large customers stop or delay purchases, our revenues and profitability would be adversely affected, which could cause our stock price to decline. We cannot be certain that we will retain our current OEM or distribution channel customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distribution channel customers are typically non-exclusive and often may be terminated by either party without cause. Moreover, many of our OEM and distribution channel customers utilize or carry competing product lines. If we were to suddenly lose one or more important OEM or distribution channel customers to a competitor, our business, operating results or financial condition could be materially adversel affected. Furthermore, some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results or financial condition.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE THAT WE INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

    We have recently experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, material planning, inventory management or financial reporting, which may result in unanticipated fluctuations in our operating results. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, although we test substantially all of our products prior to shipment, some of our customers require additional testing of the products we sell to them. During the six months ended June 30, 2000, more than half of the units we shipped were subject to such additional tests. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

     Many of our current and potential competitors, including Emulex Corporation, Qlogic Corporation, Interphase Corporation, Hewlett-Packard, Agilent Technologies, Inc., LSI Logic Corporation and Adaptec, Inc., have substantially greater financial, technical, marketing and distribution resources than we have. We face the threat of potential competition from new entrants into the Fibre Channel market and the SBus segment of that market, which continues to represent a significant portion of our revenues. These potential new entrants include large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. Emerging companies attempting to obtain a share of the existing market also may compete with us. Our products may also compete at the end-user level with other current or future technology alternatives, such as SCSI, InfiniBand and Gigabit Ethernet. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large technology companies. Because such systems do not interoperate with products from independent open system suppliers, like us, customers that invest in these systems will be less likely to purchase our products. Other technologies designed to address the applications served by Fibre Channel today are under development, and because we focus exclusively on Fibre Channel, our business would suffer as a result of competition from such competing technologies.

CONSOLIDATION OF OUR COMPETITORS MAY CAUSE US TO LOSE CUSTOMERS AND HURT OUR SALES.


     Consolidation in the data storage industry may strengthen our competitors' positions in our market, cause us to lose customers and hurt our sales. In addition, acquisitions may strengthen our competitors' financial, technical and marketing resources and provide them with access to potential customers, which may harm our business.

THE SALES CYCLE FOR OUR PRODUCTS IS LONG, AND WE MAY INCUR SUBSTANTIAL, NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR WHEN ANTICIPATED OR AT ALL.

     Our sales cycle, particularly to OEMs, typically involves a lengthy qualification cycle during which we generally invest significant resources in addressing customer specifications. The purchase of our products or of solutions that incorporate our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three month to longer than a year, and is subject to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also varies substantially from customer to customer. Because of the length of the sales cycle, we may experience a delay between increasing expenses for research and development and selling and marketing efforts and the generation of higher revenues, if any, from such expenditures.

THE FAILURE OF OUR OEM CUSTOMERS TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS COULD ADVERSELY AFFECT OUR NET REVENUES.

     Our ability to generate increased revenues depends significantly upon the ability and willingness of our OEM customers to develop and promote products on a timely basis that incorporate our technology. OEMs must commit significant resources each time they develop a product that incorporates one of our new products. If our OEM customers do not invest in the development and marketing of solutions that incorporate our products and successfully market these solutions, then sales of our products to the OE customers will be adversely affected. The ability and willingness of OEM customers to develop and promote such products is based upon a number of factors beyond our control.

WE EXPECT THE AVERAGE SELLING PRICES OF EACH OF OUR PRODUCTS TO DECREASE OVER TIME FOLLOWING ITS RELEASE, WHICH MAY REDUCE GROSS MARGINS OR REVENUES.

     The market for Fibre Channel products has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of each of our products will decrease over time following its release in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

OUR PRODUCT CYCLES MAY BE SHORT, AND FROM TIME TO TIME WE MAY NEED TO WRITE OFF EXCESS AND OBSOLETE INVENTORY.

     In the rapidly changing technology environment in which we operate, product cycles tend to be short. However, we must have sufficient quantities of our products available to satisfy our customers' demands. Accordingly, we order significant quantities of our products from our manufacturers prior to receiving customer orders. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods and may become obsolete because of the passage of time and the introduction of new products. For example, as we introduce successive generations of ASICs, we may experience excess inventory of host bus adapters that incorporate the prior generation of ASICs. In these situations, we would be required to write off obsolete inventory, which could have a material adverse effect on our business, financial condition and the results of operations.

DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR MARKET POSITION OR CUSTOMER RELATIONSHIPS.

     We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

     -   changing OEM product specifications;

     -   undetected errors or failures in software and hardware;

     -   changing market or competitive product requirements;

     -   difficulties in hiring and retaining necessary personnel;

     - difficulties in reallocating engineering resources and other resource limitations;

     -   difficulties with independent contractors;

     -   unanticipated engineering complexity; and

     -   delays in the acceptance or shipment of products by OEM customers.

BECAUSE WE RELY ON THIRD PARTIES, AND IN SOME CASES, A SOLE MANUFACTURER, FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING AND ASSEMBLY, FAILURES BY THESE THIRD PARTIES TO PROVIDE PRODUCTS OF SUFFICIENT QUALITY AND QUANTITY COULD CAUSE US TO DELAY PRODUCT SHIPMENTS, WHICH COULD RESULT IN DELAYED OR LOST REVENUES OR CUSTOMER DISSATISFACTION.

     Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole supplier for all of our Emerald ASIC wafers, and various subcontractors, such as Amkor Technology, Inc., Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product.

SCI Systems, Inc. in Rapid City, South Dakota, and SMS Technologies, Inc. in San Diego, California perform substantially all assembly operations for our host bus adapters. We have no firm long-term commitments from TSMC, SCI or SMS to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

     Our reliance on TSMC for fabrication of our Emerald ASIC wafers involves particular risks. The semiconductor industry is highly cyclical and, in the past, foundry capacity has been very limited at times and may become limited in the future. Our dependence on TSMC increases our exposure to this cyclicality and to possible shortages of key components, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. If TSMC or any of our other third-party manufacturers experiences delays, disruptions, earthquakes, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

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

     We rely on third-party suppliers for components that are used in our products, and we have experienced delays and difficulty in securing components in the past. Key components that we use in our products may, from time to time, only be available from single sources with which we do not have long-term contracts. In particular, Agilent is currently the sole supplier of some components in some of our SBus host bus adapters. The components we use for our products are based on an emerging technology and may not be available with the performance characteristics or in the quantities that we require. Any inability to supply products due to a lack of components or to redesign products to incorporate alternative components in a timely manner could materially adversely affect our business, operating results or financial condition.

OUR RELIANCE ON MANUFACTURERS IN OTHER COUNTRIES OUTSIDE THE U.S. SUBJECTS US TO RISKS INHERENT IN DOING BUSINESS ON AN INTERNATIONAL LEVEL THAT COULD HARM OUR OPERATING RESULTS.

     Currently, our ASICs products are manufactured by a third party located in Asia, and we may expand our manufacturing, assembly and testing activities abroad. Accordingly, we are subject to risks inherent in international operations, which include:

-   political, social and economic instability;

-   trade restrictions and tariffs;

-   the imposition of governmental controls;

- exposure to different legal standards, particularly with respect to intellectual property;

-   import and export license requirements;

-   unexpected changes in regulatory requirements; and

-   potentially adverse tax consequences.

     In particular, many Asian countries have in recent years experienced significant economic difficulties, including currency devaluation and instability, business failures and a generally depressed business climate, particularly in the semiconductor industry. In view of our reliance on Asian manufacturers, and our expanded international operations, any future economic downturns in the Asian economy may seriously harm our business.


BECAUSE OUR INTELLECTUAL PROPERTY IS CRITICAL TO THE SUCCESS OF OUR BUSINESS, OUR OPERATING RESULTS WOULD SUFFER IF WE WERE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

     Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our proprietary technologies, including the source code for our software and the reference designs for our ASICs. We presently have no patents. We generally enter into confidentiality or license agreements with employees, consultants and customers and seek to control access to and distribution of our source code, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult. Other parties also may independently develop or otherwise acquire equivalent or superior technology. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business, operating results or financial condition.

WE MAY BECOME INVOLVED IN COSTLY AND LENGTHY PATENT INFRINGEMENT OR INTELLECTUAL PROPERTY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.

     In recent years, there has been significant litigation in the United States and in foreign countries involving patents and other intellectual property rights. We may become party to litigation in the future as a result of an alleged infringement of others' intellectual property rights. Any such claims, with or without merit, could result in costly and time-consuming litigation or cause product shipment delays which would adversely affect our business, financial condition or operating results. It is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our products or technology. These or other claims may require us to stop using the challenged intellectual property or to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business, operating results or financial condition could be materially adversely affected.

OUR FAILURE TO RETAIN THE PRINCIPAL MEMBERS OF OUR MANAGEMENT TEAM OR OUR FAILURE TO ATTRACT AND RETAIN KEY TECHNICAL, SELLING AND MARKETING PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

      Our success depends upon our retention of the principal members of our senior management team and other key technical, selling and marketing personnel. The loss of the services of key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any members of our senior management team, and these employees are under no obligation to continue providing services to JNI. Moreover, stock options granted to many members of our senior management team became fully vested upon Jaymark's distribution of the shares of our common stock that it held to its stockholders in July 2000, which may reduce these individuals' incentives to continue to work for JNI.

     We must continue to attract, train and retain technical, selling and marketing personnel. In particular, we are currently seeking to hire additional skilled development engineers who are currently in short supply. Competition for such highly skilled employees in our industry is intense, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our employees have only recently joined us, and we intend to expand our employee base significantly. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

OUR EXPORT SALES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     Export sales accounted for 17% of our net revenues in 1999, compared to 14% of net revenues in 1998. In addition, export sales accounted for 23% of our net revenues for the six months ended June 30, 2000. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

     -    restrictions on the export of technology;

     -    longer accounts receivable payment cycles;

     -    reduced and limited protections of intellectual property rights;

     -    trade restrictions; and

     -    changes in tariffs.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS BY US OR OUR OEM CUSTOMERS COULD REDUCE OUR SALES OR REQUIRE DESIGN MODIFICATIONS.

     Our products are subject to U.S. Department of Commerce and Federal Communications Commission regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business by reducing our sales or requiring design modifications to our products or the products of our OEM customers. Neither we nor ou customers may export such products without obtaining an export license. U.S. export laws also prohibit the export of our products to a number of countries deemed by the United States to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than we or our customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

OUR PRODUCTS ARE COMPLEX AND MAY CONTAIN UNDETECTED SOFTWARE OR HARDWARE ERRORS THAT COULD LEAD TO AN INCREASE IN OUR COSTS, REDUCE OUR NET REVENUES OR DAMAGE OUR REPUTATION.

     Products as complex as ours frequently contain undetected software or hardware errors when first introduced or as new versions are released. We have from time to time found errors in existing products, and we may from time to time find errors in our existing, new or enhanced products. The occurrence of hardware or software errors could adversely affect sales of our products, cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause us to lose credibility with current or prospective customers.

                       RISKS RELATED TO SECURITIES MARKETS

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR BUSINESS, AND FINANCING MAY NOT BE AVAILABLE.

     We currently anticipate that our available capital resources, including the net cash proceeds from our initial public offering, cash flows from operations and expected interest income, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the growth of our business.

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

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our common stock has fluctuated widely in the past and is likely to continue to fluctuate in the future. In addition, the stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. Changes in analysts' estimates of our earnings as well as any of the factors described in "Factors That May Affect Future Performance" could have a significant impact on the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS
         --------

         10.1 Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building A).

         10.2 Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building B).

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K
         -------------------
         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JNI CORPORATION



Date: August 11, 2000                   By: /s/ TERRY M. FLANAGAN
                                            -----------------------------
                                            Terry M. Flanagan
                                            President, Chief Executive Officer
                                            and Director

Date:  August 11, 2000                      /s/ GLORIA PURDY
                                            -----------------------------
                                            Gloria Purdy
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

(a)      EXHIBITS
         --------

         10.1 Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building A).

         10.2 Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building B).

         27.1   Financial Data Schedule.