Form 10-Q
period 2000-09-30
JNI CORP
filed 2000-11-09
CIK 1094087

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                    ----------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X     No
    -----      -----

As of October 31, 2000, there were 24,428,037 shares of the registrant's common stock, $0.001 par value, outstanding.


                                TABLE OF CONTENTS

------------------------------------------------------------------------------------------------------------

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I            FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS

                   Balance Sheet at September 30, 2000 (unaudited) and December 31, 1999               2

                   Statement of Operations (unaudited) for the three and nine months ended
                     September 30, 2000 and 1999                                                       3

                   Statement of Cash Flows (unaudited) for the nine months ended
                     September 30, 2000 and 1999                                                       4

                  Notes to Financial Statements (unaudited)                                            5

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                  7

Item 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          12


PART II           OTHER INFORMATION

Item 2:           CHANGES IN SECURITIES AND USE OF PROCEEDS                                           12

Item 5:           OTHER INFORMATION                                                                   12

Item 6:           EXHIBITS AND REPORT ON FORM 8-K                                                     23

Signatures                                                                                            24

Exhibit Index                                                                                         25


PART  I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 JNI CORPORATION

                                  BALANCE SHEET
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                              2000               1999
                                                                       ------------------- -----------------
                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                                   $    8,630         $   5,062
   Marketable securities available for sale                                        41,223            39,767
   Accounts receivable, net                                                        15,693             6,305
   Inventories                                                                     12,454             4,046
   Other current assets                                                               794               711
   Deferred income taxes                                                            1,746               946
                                                                       ------------------- -----------------
       Total current assets                                                        80,540            56,837
   Property and equipment, net                                                      7,027             4,632
   Intangible assets, net                                                           6,028            10,047
   Deferred income taxes                                                            1,229             1,309
   Other assets                                                                       721                 -
                                                                       ------------------- -----------------
                                                                               $   95,545         $  72,825
                                                                       =================== =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                            $    9,308         $   4,124
   Accrued liabilities                                                              6,973             3,367
   Deferred revenue                                                                 1,856                 -
                                                                       ------------------- -----------------
       Total current liabilities                                                   18,137             7,491
   Other liabilities                                                                    -               112
                                                                       ------------------- -----------------
       Total liabilities                                                           18,137             7,603
                                                                       ------------------- -----------------

Stockholders' equity:
   Preferred stock, undesignated series, 5,000,000 shares
       authorized; none issued                                                          -                 -
   Common stock, par value $.001 per share; 100,000,000 shares authorized; 24,160,084 and 21,838,679 shares issued and
       outstanding                                                                     24                22
   Additional paid-in capital                                                      70,776            67,078
   Unearned stock-based compensation                                                (817)           (1,311)
   Accumulated other comprehensive income (loss)                                        -              (23)
   Retained earnings (deficit)                                                      7,425             (544)
                                                                       ------------------- -----------------
       Total stockholders' equity                                                  77,408            65,222
                                                                       ------------------- -----------------
                                                                               $   95,545         $  72,825
                                                                       =================== =================


                 See accompanying notes to financial statements.

                                 JNI CORPORATION

                             STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                      --------------------------------        ------------------------------
                                                            2000              1999                2000              1999
                                                      -------------    ---------------        -----------      -------------
Net revenues                                            $    30,013       $    10,852          $   72,514       $    25,764
Cost of revenues                                             12,201             4,242              29,436             9,695
                                                      -------------    ---------------        -----------      -------------
       Gross margin                                          17,812             6,610              43,078            16,069
                                                      -------------    ---------------        -----------      -------------

Operating expenses:
   Research and development                                   5,016             3,035              13,836             7,973
   Selling and marketing                                      3,268             1,330               8,523             3,403
   General and administrative                                 2,109               859               5,505             2,145
   Amortization of intangible assets                          1,340                56               4,019               166
   Amortization of stock-based compensation                     161               236                 502               637
                                                      -------------    ---------------        -----------      -------------
       Total operating expenses                              11,894             5,516              32,385            14,324
                                                      -------------    ---------------        -----------      -------------

Operating income                                              5,918             1,094              10,693             1,745


Interest income                                                 578                 -               1,636                 -

Interest expense - affiliate                                      -             (105)                   -              (394)
                                                      -------------    ---------------        -----------      -------------
Income before income taxes                                    6,496               989              12,329             1,351

Income tax provision (benefit)                                2,143               549               4,360              (856)
                                                      -------------    ---------------        -----------      -------------
       Net income                                       $     4,353       $       440          $    7,969       $     2,207
                                                      =============    ===============        ===========      =============


Earnings per share:
   Basic                                                $      0.18       $      1.05          $     0.35       $      5.25
                                                      =============    ===============        ===========      =============
   Diluted                                              $      0.16       $      0.02          $     0.30       $      0.10
                                                      =============    ===============        ===========      =============


Number of shares used in per share computations:

    Basic                                                23,934,000           420,000          22,981,000           420,000
                                                      =============    ===============        ===========      =============

    Diluted                                              27,106,000        23,062,000          26,712,000        22,867,000
                                                      =============    ===============        ===========      =============


                 See accompanying notes to financial statements.

                                 JNI CORPORATION

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -----------------------------------------
                                                                                    2000                  1999
                                                                            --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $      7,969         $     2,207
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Deferred income taxes                                                                (720)             (1,179)
       Tax benefit from stock option transactions                                          2,143                   -
       Depreciation and amortization                                                       1,491                 969
       Amortization of intangible assets                                                   4,019                 166
       Amortization of stock-based compensation                                              494                 637
       Accrued interest expense - affiliate                                                    -                 394
    Changes in assets and liabilities:
       Accounts receivable, net                                                           (9,388)             (2,530)
       Inventories                                                                        (8,408)             (1,261)
       Other assets                                                                         (804)               (867)
       Accounts payable                                                                    5,184               1,439
       Accrued liabilities                                                                 3,606               1,328
       Deferred revenue                                                                    1,856                   -
       Other liabilities                                                                    (112)                 (1)
                                                                            --------------------  -------------------
    Net cash provided by operating activities                                              7,330               1,302
                                                                            --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of marketable securities available for sale                                (1,433)                  -
     Capital expenditures                                                                 (3,886)             (2,099)
                                                                            --------------------  -------------------
    Net cash used in investing activities                                                 (5,319)             (2,099)
                                                                            --------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net advances from affiliate                                                               -                 797

     Net proceeds from issuance of common stock                                            1,557                   -
                                                                            --------------------  -------------------
    Net cash provided by financing activities                                              1,557                 797
                                                                            --------------------  -------------------
    Net change in cash and cash equivalents                                                3,568                   -
    Cash and cash equivalents, beginning of period                                         5,062                   -
                                                                            --------------------  -------------------
    Cash and cash equivalents, end of period                                        $      8,630         $         -
                                                                            ====================  ===================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Purchase of property and equipment and intangible
    assets in exchange for convertible preferred stock
    and warrants to purchase convertible preferred stock                            $          -         $    10,920


                 See accompanying notes to financial statements.

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- GENERAL

         The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three and nine month periods ended September 30, 2000 and 1999 have been prepared on the same basis as the audited financial statements for the year ended December 31, 1999 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Annual Report"), as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

NOTE 2 -- INVENTORY

          Components of inventories are as follows:


                                                                         AS OF
                                                           -----------------------------------
                                                           SEPTEMBER 30          DECEMBER 31
                                                               2000                  1999
Inventories:
  Raw materials..............................              $      7,859          $       3,027
  Work in process............................                     2,682                    299
  Finished goods.............................                     1,913                    720
                                                           ------------          -------------
              Total..........................              $     12,454          $       4,046
                                                           ============          =============


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

                                 JNI CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

The following table sets forth the computation of basic and diluted earnings per share:


                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                                            -------------------------------         --------------------------------
                                                              2000                   1999             2000                   1999
                                                            -------------------------------         --------------------------------
Numerator:
  Net income..............................................  $     4,353        $        440         $      7,969       $      2,207
Denominator:
  Denominator for basic earnings per share -
     weighted average shares outstanding..................   23,934,000             420,000           22,981,000            420,000
  Effect of dilutive securities:
     Dilutive warrants outstanding........................            -             840,000                    -            840,000
     Dilutive options outstanding.........................    3,164,000           4,079,000            3,708,000          3,884,000
     Convertible preferred stock..........................            -          17,723,000                    -         17,723,000
     Employee stock purchase plan shares..................        8,000                   -               23,000                  -
                                                            -------------------------------         --------------------------------
  Denominator for diluted earnings per share -
     adjusted weighted average shares.....................   27,106,000          23,062,000           26,712,000         22,867,000
                                                            ===============================         ================================

NOTE 5 -- COMPREHENSIVE INCOME

         The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity (deficit) and comprehensive income on an annual basis and in a footnote in its quarterly reports. During the three and nine months ended September 30, 2000, total comprehensive income was $4,396 and $7,992, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company's marketable securities available for sale and included an unrealized gain of $43 and $23 during the three and nine months ended September 30, 2000, respectively. During the three and nine months ended September 30, 1999, the Company did not have marketable securities and therefore had no unrealized gains or losses on marketable securities.

NOTE 6 -- JAYMARK REORGANIZATION

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

NOTE 7 -- SUBSEQUENT EVENT

         During October 2000, the Company completed a public offering of 5,175,000 shares of common stock (of which 1,000,000 shares were sold by the Company and 4,175,000 were sold by selling stockholders) at a price to the public of $74.00 per share, which resulted in net proceeds to the Company of $69,930 after the payment of underwriters' commission but before the deduction of offering expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

    This Report (including the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

    Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Other Information" in Item 5 below, as well as those discussed elsewhere in this Report and those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

OVERVIEW

    We are a leading developer and manufacturer of Fibre Channel hardware and software products that form critical elements of Storage Area Networks, or SANs. We offer a broad line of host bus adapters, application specific integrated circuits (ASICs) and software that provide high bandwidth for data communication, high speed data transmission without degradation over distances of up to ten kilometers, guaranteed data delivery and scalability to large numbers of network connections. We commenced operations in 1993 as a division of Jaycor, Inc. In February 1997, Jaycor effected a corporate reorganization in which it formed two new corporations: Jaymark, Inc. and JNI. Jaymark became the parent of Jaycor and of JNI in that reorganization transaction. Jaycor then transferred technology and assets relating to its Fibre Channel business to Jaymark, which in turn contributed these assets to JNI. While operating as a division of Jaycor, we shipped our first commercially available Fibre Channel products in 1995. We commenced volume production of host bus adapters in 1996, and we are currently the leading independent supplier of host bus adapters for the Sun Solaris operating system. In late 1998, we obtained our initial certification from an OEM customer for our host bus adapters for the PCI interface, and in 1999 we introduced a much lower cost host bus adapter for the PCI interface based on Fibre Channel products and technology acquired from Adaptec. We first achieved operating income in the quarter ended September 30, 1998. We completed our initial public offering in October 1999. In July 2000, Jaymark, which owned 14,175,000 shares of JNI common stock, representing approximately 60% of our outstanding common stock as of June 30, 2000, distributed those shares to its stockholders in a reorganization transaction which resulted in Jaymark's liquidation and dissolution and eliminated control of JNI by Jaymark. Under a reorganization agreement among JNI, Jaymark and two of Jaymark's subsidiaries, we facilitated Jaymark's reorganization and liquidating distribution in exchange for certain lock-up agreements that restrict Jaymark's stockholders' ability to sell the JNI shares received in the distribution. In October 2000, we completed a second public offering.

    We derive substantially all of our revenue from sales of our FibreStar line of host bus adapters. Historically, we have derived the substantial majority of our revenues from sales of our FibreStar host bus adapters designed for the SBus specification. Sun Microsystems manufactures and sells substantially all of the servers that incorporate the SBus interface. We believe Sun has begun to phase out the SBus interface in its workstations and low-end servers and may in the future discontinue using the SBus interface in its high-end servers. Accordingly, we expect that sales of our products designed to work with the SBus interface will eventually decline, and that our host bus adapters designed for the PCI bus will account for an increasing proportion of revenues in the future. We also derive revenues from sales of our proprietary Emerald ASICs. Historically, a limited number of OEMs and distributor customers has accounted for a significant majority of our total net revenues in each fiscal period. The loss of any of our key customers, or a significant reduction in sales to any of those customers, could significantly reduce our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

    Due to our changing product mix, during the second quarter of 2000 we began recognizing revenue from sales to our distributors that have contractual rights of return only when these distributors ship our products to their end-user customers. We continue to recognize revenue upon shipment for sales to all other customers. We provide allowances for estimated sales returns at the time of revenue recognition. We sell to our distribution channel customers under volume purchase agreements. Some of our agreements with distribution channel customers provide for stock rotation, where the customer may return product provided that it places a new order for replacement product.

    Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components, material expediting charges, final assembly costs, manufacturing and quality-related costs, inventory management costs and support costs. We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, inventory write-offs, new product introductions both by us and our competitors.

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

    Amortization of intangible assets arises from the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec in November 1998 for 1,132,895 shares of common stock and a warrant to purchase 840,000 shares of common stock. As a result of the consideration paid to Adaptec, we recorded $11.6 million in intangible assets related to the core technology acquired which is being amortized over an estimated useful life of three years.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    NET REVENUES. Net revenues increased $19.1 million, or 177%, to $30.0 million in the three months ended September 30, 2000 from $10.9 million in the three months ended September 30, 1999. The increase was due to an increase in sales of SBus and PCI host bus adapter products, with a $14.8 million increase in SBus sales and a $4.9 million increase in PCI sales, partially offset by a decrease in sales of our ASICs. The increase in net revenues reflects the increased demand for our products and the continued growth in the market for Fibre Channel products.

    GROSS MARGIN. Gross margin increased $11.2 million, or 170%, to $17.8 million in the three months ended September 30, 2000 from $6.6 million in the three months ended September 30, 1999. Gross margin as a percentage of net revenues decreased to 59.3% during the three months ended September 30, 2000 from 60.9% during the three months ended September 30, 1999. The decrease was due to increased sales of our PCI host bus adapter products which generally have lower gross margins than our SBus host bus adapter products. Gross margins for the three months ended September 30, 2000 also decreased as a result of inventory reserves recorded for slow moving and obsolete inventory and higher prices on certain components due to industry-wide shortages.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $2.0 million, or 65%, to $5.0 million for the three months ended September 30, 2000 from $3.0 million for the three months ended September 30, 1999. The increase was due primarily to higher personnel costs and contracted services, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts. As a percentage of net revenues, research and development expenses decreased to 16.7% for the three months ended September 30, 2000 from 28.0% for the three months ended September 30, 1999. This decrease was primarily attributable to the increase in revenues. We anticipate that research and development expenses will increase in absolute dollars in future periods as we hire additional personnel and introduce enhanced versions of our products.

    SELLING AND MARKETING. Selling and marketing expenses increased $1.9 million, or 146%, to $3.3 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased trade show participation, continued spending on an advertising and marketing program that we launched in the first quarter to focus on our premium branding and channel expansion and increased travel expenses. Selling and marketing expenses as a percentage of net revenues decreased to 10.9% for the three months ended September 30, 2000 from 12.3% for the three months ended September 30, 1999 primarily due to the increase in our revenues. We anticipate that selling and marketing expenses will increase in absolute dollars in future periods and may increase as a percentage of net revenues as we continue our efforts to increase brand awareness and expand our sales channel.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.3 million, or 146%, to $2.1 million for the three months ended September 30, 2000 from $859,000 for the three months ended September 30, 1999. The increase was primarily due to higher personnel costs arising from the addition of new employees and additional expenses associated with being a publicly traded company. General and administrative expenses as a percentage of net revenues decreased to 7.0% for the three months ended September 30, 2000 from 7.9% for the three months ended September 30, 1999. We anticipate that general and administrative expenses will increase in absolute dollars in future periods but will decrease as a percentage of net revenues.

    AMORTIZATION OF INTANGIBLE ASSETS. We amortized $1.3 million of intangible assets during the three months ended September 30, 2000 compared to $56,000 during the three months ended September 30, 1999. The increase in amortization expense was attributed to the significant increase in intangible assets resulting from the additional consideration issued to Adaptec in the third quarter of 1999 for the Fibre Channel technology we acquired from Adaptec in November 1998.

    AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, we recorded total stock-based compensation within stockholders' equity (deficit) of $2.2 million and amortized stock-based compensation of $161,000 and $236,000 during the three months ended September 30, 2000 and 1999, respectively.

    INTEREST INCOME. Interest income of $578,000 primarily represents interest earned on our investments in marketable securities during the three months ended September 30, 2000. We had no interest income in the corresponding period in 1999.

    INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 represents interest associated with our intercompany revolver borrowings from Jaycor. Subsequent to our initial public offering, we repaid the outstanding balance to Jaycor in full. Accordingly, we had no interest expense in the three months ended September 30, 2000.

    INCOME TAX PROVISION. We recognized an income tax provision of $2.1 million, with an effective tax rate of 33.0%, during the three months ended September 30, 2000 as a result of the taxable income generated in the three months ended September 30, 2000. During the three months ended September 30, 1999, we recognized an income tax provision of $549,000, with an effective tax rate of 55.5%, as a result of the taxable income generated in the period.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    NET REVENUES. Net revenues increased $46.8 million, or 182%, to $72.5 million in the nine months ended September 30, 2000 from $25.8 million in the nine months ended September 30, 1999. The increase was due to an increase in sales of SBus and PCI host bus adapter products, with a $35.3 million increase in SBus sales and an $11.6 million increase in PCI sales, partially offset by a decrease in sales of our ASICs. The increase in net revenues reflects the increased demand for our products and the continued growth in the market for Fibre Channel products.

    GROSS MARGIN. Gross margin increased $27.0 million, or 168%, to $43.1 million in the nine months ended September 30, 2000 from $16.1 million in the nine months ended September 30, 1999. Gross margin as a percentage of net revenues decreased to 59.4% during the nine months ended September 30, 2000 from 62.4% during the nine months ended September 30, 1999. The decrease was due to increased sales of our PCI host bus adapter products which generally have lower gross margins than our SBus host bus adapter products. Gross margins for the nine months ended September 30, 2000 also decreased as a result of inventory reserves recorded for slow moving and obsolete inventory and higher prices on certain components due to industry-wide shortages.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased $5.9 million, or 74%, to $13.8 million for the nine months ended September 30, 2000 from $8.0 million for the nine months ended September 30, 1999. The increase was due primarily to higher personnel costs and contracted services, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts. As a percentage of net revenues, research and development expenses decreased to 19.1% for the nine months ended September 30, 2000 from 30.9% for the nine months ended September 30, 1999. This decrease was primarily attributable to the increase in revenues.

    SELLING AND MARKETING. Selling and marketing expenses increased $5.1 million, or 151%, to $8.5 million for the nine months ended September 30, 2000 from $3.4 million for the nine months ended September 30, 1999. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased trade show participation and continued spending on an advertising and marketing program that we launched in the first quarter to focus on our premium branding and channel expansion. Selling and marketing expenses as a percentage of net revenues decreased to 11.8% for the nine months ended September 30, 2000 from 13.2% for the nine months ended September 30, 1999 primarily due to the increase in our revenues.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $3.4 million, or 157%, to $5.5 million for the nine months ended September 30, 2000 from $2.1 million for the nine months ended September 30, 1999. The increase was primarily due to higher personnel costs arising from the addition of new employees and additional expenses associated with being a public company. General and administrative expenses as a percentage of net revenues decreased to 7.6% for the nine months ended September 30, 2000 from 8.3% for the nine months ended September 30, 1999 primarily due to the increase in our revenues.

    AMORTIZATION OF INTANGIBLE ASSETS. We amortized $4.0 million of intangible assets during the nine months ended September 30, 2000 compared to $166,000 during the nine months ended September 30, 1999. The increase in amortization expense was attributed to the significant increase in intangible assets resulting from the additional consideration issued to Adaptec in the third quarter of 1999 for the Fibre Channel technology we acquired from Adaptec in November 1998.

    AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, we recorded total stock-based compensation within stockholders' equity (deficit) of $2.2 million and amortized stock-based compensation of $502,000 and $637,000 during the nine months ended September 30, 2000 and 1999, respectively.

    INTEREST INCOME. Interest income of $1.6 million primarily represents interest earned on our investments in marketable securities during the nine months ended September 30, 2000. We had no interest income in the corresponding period in 1999.

    INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 represents interest associated with our intercompany revolver borrowings from Jaycor. Subsequent to our initial public offering, we repaid the outstanding balance to Jaycor in full. Accordingly, we had no interest expense in the nine months ended September 30, 2000.

    INCOME TAX PROVISION. We recognized an income tax provision of $4.4 million, with an effective tax rate of 35.4%, during the nine months ended September 30, 2000 as a result of the taxable income generated in the nine months ended September 30, 2000. During the nine months ended September 30, 1999, we recognized an income tax benefit of $856,000 due primarily to the utilization of net operating loss carryforwards and the release of a deferred tax asset valuation allowance. The valuation allowance was released during the second quarter of 1999 based on management's determination at the time that our ability to realize such a benefit was more likely than not. This determination was based on our historical operating results, which included the fourth consecutive quarter of pre-tax net income (before non-deductible stock-based compensation), and anticipated future operating results.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering in October 1999, borrowings from Jaycor, Inc., a wholly-owned subsidiary of our parent corporation Jaymark, Inc., were our principal source of working capital. Upon the completion of our initial public offering, we raised approximately $49.5 million after the payment of underwriters' commissions but before the deduction of offering expenses. Subsequent to the initial public offering, all amounts due to Jaycor were paid in full, and we no longer borrow from Jaycor. In October 2000, we completed a second public offering in which we raised approximately $69.9 million after the payment of underwriters' commissions but before the deduction of offering expenses. The proceeds from our public offerings and cash flow generated from operations are currently the primary source of funding for our operations.

    During the nine months ended September 30, 2000, cash provided by operating activities was $7.3 million, compared to $1.3 million of cash provided by operating activities during the nine months ended September 30, 1999. The cash provided by operations reflects net income before depreciation and amortization of approximately $14.0 million, increased by an increase in deferred revenue, accounts payable, accrued liabilities and the tax benefit from stock option transactions of $12.8 million and offset by the increase in accounts receivable, inventories, deferred income taxes and other assets and liabilities of approximately $19.4 million. The cash provided by operations during the nine months ended September 30, 1999 reflects net income before depreciation and amortization of approximately $4.0 million, increased by an increase in accounts payable and accrued liabilities of $2.8 million and offset by the increase in accounts receivable, inventories, deferred income taxes and other assets of approximately $5.8 million.

    Net cash used in investing activities was $5.3 million in the nine months ended September 30, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $2.1 million in the nine months ended September 30, 1999 and consisted solely of capital expenditures. The capital expenditures reflect our investment in computer and lab equipment, software development tools and facilities, and manufacturing equipment which are required to support our business expansion.

    Net cash provided by financing activities was $1.6 million in the nine months ended September 30, 2000, which resulted from net proceeds from the issuance of common stock, primarily consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan. Net cash provided by financing activities was $797,000 in the nine months ended September 30, 1999, all of which was provided by advances from Jaycor.

    We had $49.9 million of cash and cash equivalents and investments and $62.4 million of working capital at September 30, 2000. We believe that the proceeds from our public offerings (including the $69.9 million of net proceeds we received in our October 2000 public offering), together with expected cash flows from operations, will be sufficient to meet working capital needs at least through the next 12 months. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

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

    Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2000.

    Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

PART  II  -  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    In September 1999, we filed a registration statement under the Securities Act of 1933 to sell up to 2.8 million newly issued shares of common stock and
2.2 million shares held by our principal stockholder, Jaymark, Inc. in our initial public offering ("IPO"). The effective date of the registration statement was October 26, 1999, under Commission File No. 333-86501. The offering was managed by Donaldson, Lufkin & Jenrette Securities Corporation, Hambrecht & Quist LLC, Bear, Stearns & Co. Inc. and DLJdirect Inc. and closed on October 29, 1999 after we sold an aggregate of 2.8 million shares of common stock and Jaymark sold 2.1 million shares of common stock at an initial public offering price per share of $19.00. Also on October 29, 1999, Jaymark sold an additional 735,000 shares of common stock at an initial public offering price per share of $19.00 upon the underwriters' exercise in full of their over-allotment option. The IPO resulted in gross proceeds to us of $53.2 million, $3.7 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.4 million. Our net proceeds totaled $48.1 million, all of which were deposited into our accounts in October 1999. We did not receive any proceeds from Jaymark's sale of shares in the offering and pursuant to the underwriters' over-allotment option. Through September 30, 2000, the offering proceeds were applied as follows: $3.1 million to repay our indebtedness to Jaymark and $45.0 million for temporary investments in marketable securities.

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

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

    Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors that may cause our revenues, gross margins and operating results to fluctuate include the following:

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

BECAUSE WE DEPEND ON A SMALL NUMBER OF OEM AND DISTRIBUTION CHANNEL CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES IN EACH PERIOD, THE LOSS OF ANY OF THESE CUSTOMERS, THE FAILURE TO OBTAIN CERTIFICATIONS OR ANY

CANCELLATION OR DELAY OF A LARGE PURCHASE BY ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

    Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the nine months ended September 30, 2000, our top three customers accounted for 51% of our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

    Before we can sell our products to an OEM or its associated distribution channel, that OEM must certify our products. The certification process can take up to six months. This process requires the commitment of OEM personnel and test equipment, and we compete with our competitors for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our products. In addition, because none of our customers is contractually obligated to purchase any fixed amount of products from us in the future, they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. If any of our large customers stops or delays purchases, our revenues and profitability would be adversely affected, which could cause our stock price to decline. We cannot be certain that we will retain our current OEM or distribution channel customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distribution channel customers are typically non-exclusive and often may be terminated by either party without cause. Moreover, many of our OEM and distribution channel customers utilize or carry competing product lines. If we were to suddenly lose one or more important OEM or distribution channel customers to a competitor, our business, operating results or financial condition could be materially adversely affected. Furthermore, some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results or financial condition.

BECAUSE A SIGNIFICANT PORTION OF OUR PRODUCTS IS DESIGNED TO WORK WITH HIGH-END SERVERS FROM SUN MICROSYSTEMS, INC. AND STORAGE ARRAYS FROM EMC CORPORATION, OUR BUSINESS COULD SUFFER IF SUN OR EMC DISCONTINUES PRODUCTION OF SUCH EQUIPMENT OR IF WE FAIL TO DEVELOP PRODUCTS THAT WORK EFFECTIVELY WITH SUCH EQUIPMENT.

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

    We rely on third-party suppliers for components that are used in our products, and we have experienced delays and difficulty in securing components in the past. In times of shortage, we have been required to pay, and may in the future be required to pay, substantial premiums for components, which could adversely affect our gross margins. Key components that we use in our products may, from time to time, only be available from single sources with which we do not have long-term contracts. In particular, our SBus host bus adapters use components we obtain from sole source suppliers. The components we use for our products are based on an emerging technology and may not be available with the performance characteristics or in the quantities that we require. Any inability to supply products due to a lack of components or to redesign products to incorporate alternative components in a timely manner could materially adversely affect our business, operating results or financial condition.

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

     Our success depends upon our retention of the principal members of our senior management team and other key technical, selling and marketing personnel. The loss of the services of key members of our management team might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any members of our senior management team, and these employees are under no obligation to continue providing services to JNI. Moreover, many members of our senior management team hold stock options that have become fully vested, which may reduce these individuals' incentives to continue to work for JNI.

    Terry M. Flanagan, our President and Chief Executive Officer, has informed us that he would like to retire. Accordingly, we are actively engaged in a process to find a suitable candidate to replace Dr. Flanagan as our Chief Executive Officer. Dr. Flanagan is participating in the search process and plans to stay with JNI until a successor is found. Dr. Flanagan has also agreed to provide consulting services to us for a period of twelve months following his retirement.

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

BECAUSE WE FOCUS EXCLUSIVELY ON FIBRE CHANNEL PRODUCTS, OUR REVENUES WILL BE LIMITED IF THE FIBRE CHANNEL MARKET DOES NOT CONTINUE TO EXPAND.

    The growth of the market for our products is depends upon the continued acceptance of Fibre Channel technology as an alternative to other technologies utilized for network and storage communications. If the Fibre Channel market develops more slowly than anticipated or attracts more competitors than we expect, our business, operating results and financial condition would be materially adversely affected. We cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products.

    To achieve widespread market acceptance, Fibre Channel must supplant current widely accepted alternative technologies such as Small Computer Systems Interface, or SCSI. It may be difficult to convince new customers to adopt Fibre Channel technology because many technology companies with SCSI-based product portfolios already have:

    -   well-established relationships with our current and potential customers;

    -   extensive knowledge of the markets we serve;

    -   better name recognition; and

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

IN OUR INDUSTRY, TECHNOLOGY AND OTHER STANDARDS CHANGE RAPIDLY, AND WE MUST KEEP PACE WITH THE CHANGES TO COMPETE SUCCESSFULLY.

    The market for our products is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products on a timely basis to meet changes in customer preferences and evolving industry standards. Additionally, changes in technology and customer preferences could potentially render our current products uncompetitive or obsolete. We cannot be certain that we will be successful in designing, supplying and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties. In addition, because our products are designed to work with software produced by third parties, our operating results could be adversely affected if such third parties delay introduction of new versions of their software for which we have designed new products or if they make unanticipated modifications to such software. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, operating results and financial condition would be materially adversely affected.

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

    Host bus adapters designed for environments using the Sun Solaris operating system comprised a substantial majority of the host bus adapters we sold during the nine months ended September 30, 2000. While we have developed and have begun to introduce products that interoperate with other operating systems, we may not be successful in developing solutions for all major operating systems or in marketing the new products we develop, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for host bus adapters compatible with operating systems other than the Sun Solaris operating system would impair our growth and harm our results of operations.

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

    Finally, we believe Sun Microsystems has begun to phase out the SBus interface in its workstations and low-end servers and may in the future discontinue using the SBus interface in its high-end servers. A significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. In particular, sales of our FibreStar host bus adapters designed to work with the SBus interface accounted for approximately 78% of our net revenues for the nine months ended September 30, 2000, 83% of our net revenues in 1999 and 86% of our net revenues in 1998. Because Sun Microsystems has announced its intention to phase out the SBus interface in its workstations and low-end servers, we anticipate that the percentage of our revenues attributable to sales of our SBus host bus adapters will decline over time. If Sun Microsystems accelerates its phase out of the SBus interface, our business would suffer due to decreased sales of SBus host bus adapters.

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

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE THAT WE INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

    We have recently experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, material planning, inventory management or financial reporting, which may result in unanticipated fluctuations in our operating results. Our management team has had limited experience managing such rapidly growing companies on a public or private basis. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, although we test substantially all of our products prior to shipment, some of our customers require additional testing of the products we sell to them. During the nine months ended September 30, 2000, more than half of the units we shipped were subject to such additional tests. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

THE SALES CYCLE FOR OUR PRODUCTS IS LONG, AND WE MAY INCUR SUBSTANTIAL, NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR WHEN ANTICIPATED OR AT ALL.

    Our sales cycle, particularly to OEMs, typically involves a lengthy certification process during which we generally invest significant resources in addressing customer specifications. The purchase of our products or of solutions that incorporate our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to longer than a year, and is subject to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also varies substantially from customer to customer. Because of the length of the sales cycle, we may experience a delay between increasing expenses for research and development and selling and marketing efforts and the generation of higher revenues, if any, from such expenditures.

THE FAILURE OF OUR OEM CUSTOMERS TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW PRODUCTS COULD ADVERSELY AFFECT OUR NET REVENUES.

    Our ability to generate increased revenues depends significantly upon the ability and willingness of our OEM customers to develop and promote products on a timely basis that incorporate our technology. OEMs must commit significant resources each time they develop a product that incorporates one of our new products. If our OEM customers do not invest in the development and marketing of solutions that incorporate our products and successfully market these solutions, then sales of our products to the OEM customers will be adversely affected. The ability and willingness of OEM customers to develop and promote such products is based upon a number of factors beyond our control.

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

WE MAY BECOME INVOLVED IN COSTLY AND LENGTHY PATENT INFRINGEMENT OR INTELLECTUAL PROPERTY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.

    In recent years, there has been significant litigation in the United States and in foreign countries involving patents and other intellectual property rights. We may become party to litigation in the future as a result of an alleged infringement of others' intellectual property. From time to time, we receive inquiries from other companies concerning whether we used their proprietary information to develop driver software compatible with their operating systems. Any claims that we improperly use another party's proprietary information or that we infringe another party's intellectual property, with our without merit, could adversely affect or delay sales of our products that use the technology in question, result in costly and time-consuming litigation, divert our technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing arrangements, any of which would adversely affect our business, financial condition or operating results. It also is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our products or technology. These or other claims may require us to stop using the challenged intellectual property or to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business, operating results or financial condition could be materially adversely affected.

OUR EXPORT SALES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Export sales accounted for 17% of our net revenues in 1999, compared to 14% of net revenues in 1998. In addition, export sales accounted for 21% of our net revenues for the nine months ended September 30, 2000. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

    -   restrictions on the export of technology;

    -   longer accounts receivable payment cycles;

    -   reduced and limited protections of intellectual property rights;

    -   trade restrictions; and

    -   changes in tariffs.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS BY US OR OUR OEM CUSTOMERS COULD REDUCE OUR SALES OR REQUIRE DESIGN MODIFICATIONS.

    Our products are subject to U.S. Department of Commerce and Federal Communications Commission regulations as well as various standards established by authorities in other countries. Failure to comply with existing or evolving U.S. or foreign governmental regulation or to obtain timely domestic or foreign regulatory approvals or certificates could materially harm our business by reducing our sales or requiring design modifications to our products or the products of our OEM customers. Neither we nor our customers may export such products without obtaining an export license. United States export laws also prohibit the export of our products to a number of countries deemed by the U.S. to be hostile. These restrictions may make foreign competitors facing less stringent controls on their products more competitive in the global market than we or our customers are. The U.S. government may not approve any pending or future export license requests. In addition, the list of products and countries for which export approval is required, and the regulatory policies with respect thereto, could be revised.

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

                       RISKS RELATED TO SECURITIES MARKETS

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR BUSINESS, AND FINANCING MAY NOT BE AVAILABLE.

    We currently anticipate that our available capital resources, including the net cash proceeds from our initial and secondary public offerings, cash flows from operations and expected interest income, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the growth of our business.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         JNI filed a Current Report on Form 8-K on August 4, 2000 to announce that Jaymark, Inc., which owned 14,175,000 shares of JNI common stock, representing approximately 60% of JNI's common stock outstanding as of June 30, 2000, distributed these shares to its stockholders in a reorganization transaction which resulted in Jaymark's liquidation and dissolution and eliminated control of JNI by Jaymark. Under a reorganization agreement among JNI, Jaymark and two of Jaymark's subsidiaries, JNI facilitated Jaymark's reorganization and liquidating distribution in exchange for certain lock-up agreements that restrict Jaymark's stockholders' ability to sell JNI shares they received in the distribution.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                         JNI CORPORATION



Date:  November 9, 2000            By:   /s/ Terry M. Flanagan
                                         ---------------------------------
                                         Terry M. Flanagan
                                         President, Chief Executive Officer and
                                         Director

Date:  November 9, 2000                  /s/ Gloria Purdy
                                         ---------------------------------
                                         Gloria Purdy
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

(a)      EXHIBITS

         27.1     Financial Data Schedule.