Form 10-K
period 2000-12-31
JNI CORP
filed 2001-03-23
CIK 1094087

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                Preferred Stock Purchase Rights, $0.00 par value
                                (Title of Class)

              Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of February 28, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $316,084,183 based on the closing price of the Company's Common Stock on the Nasdaq National Market on February 28, 2001 of $11.6875 per share.

         As of February 28, 2001, 27,044,636 shares of registrant's Common Stock, $0.001 par value, were outstanding.

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




FORWARD LOOKING STATEMENTS

         This document contains "forward-looking statements," which may include the following:

         o        our business strategy;

         o the timing of and plans for the introduction of new products and enhancements;

         o anticipated growth in the market for SAN connectivity products;

         o        our ability to obtain ISO 9001 certification;

         o        entering into strategic alliances; and

         o the adequacy of anticipated sources of funds to fund our operations for at least the 12 months following the date of this report.

         Other statements about our plans, objectives, expectations and intentions contained in this report that are not historical facts may also be forward-looking statements. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "continue," "may," "should" or "will" or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of reasons, including those discussed under "Factors that may affect future performance" and elsewhere in this report. We assume no obligation to update any forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

         We are a leading designer and supplier of Fibre Channel hardware and software products that connect servers and data storage devices across storage area networks, or SANs. SANs were made possible by the emergence of Fibre Channel technology, a new generation of server-to-storage communications technology that improves data communication speeds, connectivity, distance between connections, reliability and accessibility. We currently market a broad range of Fibre Channel host bus adapters and software that connect servers and storage subsystems to facilitate the integration and management of SAN devices. We also design and market high-performance application specific integrated circuits, or ASICs, based on our proprietary technology. Throughout our history, we have designed Fibre Channel products for the most demanding enterprise-level systems running mission critical SAN applications that are integral to our customers' businesses. We were the first in the industry to demonstrate products capable of sustained two gigabit per second Fibre Channel transmissions.

         We design our products to operate with all major server operating systems and network configurations used in SANs. Our Fibre Channel host bus adapters, many of which incorporate our proprietary ASIC technology, can be used both with UNIX and PC-based server platforms and their associated interfaces. We have designed our proprietary driver software on a common code base to facilitate rapid certification by original equipment manufacturers, or OEMs, and to enhance our ability to bring new products and features to market rapidly in a variety of operating system environments. Our software drivers significantly reduce the need for a variety of adapters in heterogeneous environments and ensure interoperability between different sets of platforms and servers. Our EZ Fibre configuration and management software simplifies the installation of our adapters in supported operating system environments.

         We sell our products domestically and internationally primarily through OEM and distribution channel customers including distributors, system integrators and value added resellers who sell directly to end-users. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

INDUSTRY BACKGROUND

GROWTH AND MANAGEMENT OF DATA

         In today's information-based economy, a company's information and databases are central to the value of the enterprise. The volume of business-critical data generated, processed, stored and manipulated has grown dramatically over the last decade, and managing the increase in data is one of the most important challenges for organizations. IDC estimates that the amount of stored network data will grow from 10,500 terabytes in 1998 to 718,000 terabytes in 2003. The dramatic increase in stored data is the result of a variety of factors, including:

         o the development of Web-based business operations and e-commerce;

         o        high-volume database access and transaction processing;

         o        enterprise resource planning applications;

         o        data warehousing and data mining of large databases;

         o        data replication services;

         o        digital video storage, transmission and editing; and

         o        business and scientific computing.

         As a result, enterprises face heightened requirements for data storage solutions that offer:

         o        improved access to shared data;

         o        cost-effective, efficient management of shared data;

         o        business continuance;

         o        reduced costs of ownership;

         o        increased connectivity capabilities;

         o        higher performance; and

         o        uninterrupted data availability.

         Traditionally, enterprises accessed, shared and managed data storage challenges utilizing a data communication technology known as direct attached storage. Direct attached storage is based on the model of connecting each server directly to a storage device. Stored data is only available to applications running on the server directly connected to the storage device. Hence, performance is limited to the performance of the server on which the application is running, and there is virtually no disaster tolerance.

         The direct attached storage architectures can provide acceptable performance in smaller enterprises and even in larger organizations when a single server runs the complete application. Over the past few years, however, the explosive growth of networked computers has led to the distribution of applications over hundreds or even thousands of servers. This trend, in combination with the growth in stored data, has highlighted a number of significant problems for enterprises using the direct attached storage architecture:

         o SCALABILITY. To increase the amount of storage capacity without degrading network performance, a business using a direct attached storage architecture will generally increase the number of servers on the network as well as the number of storage devices. Further, this architecture necessitates the replication of data in multiple locations to eliminate bottlenecks, thus increasing the cost of storing data.

         o AVAILABILITY. Because access to each storage device is controlled by a single server in the direct attached storage architecture, data can become inaccessible if the server goes down. Further, because the server must process all requests for data in the storage device, the direct attached model drains server processing power and increases latency for network users which results in degraded overall network performance.

         o SPEED AND DISTANCE. To achieve faster transmission speeds in direct attached architectures, the distance between storage devices and servers must be limited to less than 12 meters. This close proximity increases network configuration complexity and exposure to data loss in disaster situations. Furthermore, in direct attached storage architectures, data transmission to or from the storage device from or to the client requesting the data must pass through the small computer systems interface, or SCSI, connection, the server and the network. Direct attached storage architectures create a bottleneck at the server which degrades network performance and lengthens backup times.

         o MANAGEABILITY. Businesses that use direct attached storage architectures must rely on network servers to provide performance, configuration, accounting, fault and security management of the SCSI connection and the stored data. This decentralized management approach increases the costs of operating a network and limits the ability to improve performance, ensure data security and enable highly available data access.

         As a result, the direct attached storage architecture does not adequately support the increasing requirements of today's data-intensive enterprises. To meet these demands, companies have applied networking principles to storage management that has resulted in two new storage architectures: network attached storage, or NAS, and storage area networks, or SANs. NAS enables data sharing over existing local area networks, or LANs, by connecting storage devices to the LAN through a server at a single point on the LAN. Recent developments in Gigabit Ethernet networking technologies that have substantially increased bandwidth availability on LANs make it possible for NAS servers to enable data sharing over greater distances through wide area networks, including the Internet. By extending the access to data over the LAN, users can run applications on multiple servers and client systems in the enterprise with the same data. However, because NAS technology relies on LAN protocols for transport, it cannot effectively handle large blocks of data utilized in enterprise resource planning, online transaction processing and other applications that rely heavily on databases.

FIBRE CHANNEL TECHNOLOGY

         In response to the demand for high-speed and high-reliability storage-to-server and server-to-server connectivity for the transmission of blocks of data, the Fibre Channel interconnect protocol was developed in the early 1990s and received the approval of the American National Standards Institute in 1994. Fibre Channel is an open, efficient transport system supporting multiple protocols using Fibre Channel guaranteed delivery services. Fibre Channel represents an integration of channels and networks with active, intelligent communication among devices. Fibre Channel technology has the following capabilities:

         o        performance capability of over two gigabits per second;

         o support for distances up to 10 kilometers without loss of speed;

         o        efficient serial transmission in hardware;

         o        scalable network configurations;

         o reliable data transmission through multiple classes of service;

         o        interoperability with standard components;

         o support for multiple cost/performance levels, from small systems to supercomputers; and

         o ability to carry multiple existing interface data protocols, including Internet Protocol, SCSI and custom protocols.

         As a result of its broad range of features, many industry analysts consider Fibre Channel to be the most reliable, scalable, gigabit communications technology available today for high speed transmissions of blocks of data. Since its introduction, Fibre Channel has earned increasing acceptance from industry and independent testing laboratories. IDC forecasts that the market for products based on Fibre Channel technology will grow from approximately $4.1 billion in 1999 to approximately $18.0 billion by 2004. Because Fibre Channel technology is so effective in handling data block transmissions, it can be implemented in a wide variety of applications, including enterprise resource planning, computer clustering, networking, digital video transmission and editing and storage access. To date, the most widely accepted and deployed application for Fibre Channel technology has been in SANs.

STORAGE AREA NETWORKS

         A storage area network is a dedicated network of interconnected servers and data storage devices enabling data sharing at gigabit per second speeds with greater performance, manageability, availability and scalability than the direct attached storage architecture. Fibre Channel is the critical enabling technology that has made implementation of a SAN possible. Businesses are investing in SANs because they have found that establishing a separate network for storage takes data movement off the local area network thereby freeing up network resources and reducing the impact on network users. SANs provide an open, scalable platform for storage access in data intensive environments such as those used for mission-critical online transaction processing applications, data warehousing and digital imaging. A mission critical SAN is used where the data on the storage network is considered so vital to the operation of the company, that the company has installed a system which would prevent service outages or data loss for any significant period of time. In a data warehousing SAN, large volumes of data must be available for relatively instant access for reference or analysis, as in the case of a large e-commerce site holding records of past customer transactions, shipping information, credit records, products for purchase and other data. A digital imaging SAN is used for manipulating and storing all types of still and moving digital graphics images. Because graphics and digital image files are normally very large, transferring these images is time consuming over traditional LANs.

         SANs can be more cost effective to manage and expand than traditional storage architectures because they enable shared, high-speed access to stored data which can significantly reduce data replication. Through their use of Fibre Channel, SANs also provide the following additional benefits that address the growing challenges facing businesses using data-intensive, mission-critical applications:

         o SCALABILITY. By combining networking models with advanced server performance and mass storage capacity, a SAN eliminates the bandwidth bottlenecks and scalability limitations imposed by the direct attached storage architecture. Because Fibre Channel supports multiple topologies, SANs can support up to 126 devices in simple configurations and up to 16 million devices in the most complex configurations.

         o AVAILABILITY. SANs enable businesses to eliminate the bottlenecks inherent in the traditional architectures and to reduce the dependence on a single server to access each storage device. Because SANs use Fibre Channel technology and a networked approach, SANs can be designed with multiple fail-overs to provide more reliable connections and thereby assure availability of data despite failures of individual servers or components of the system.

         o SPEED AND DISTANCE. By using Fibre Channel technology, SANs support large data block transfers at gigabit per second speeds and are, therefore, very effective for data transfers between storage systems and servers. Fibre Channel has demonstrated transmission speeds of up to two gigabits per second and is designed to scale to significantly higher speeds. Additionally, Fibre Channel supports a transmission distance of up to 10 kilometers without loss of speed, which simplifies network configuration and significantly reduces susceptibility to environmental disaster.

         o MANAGEABILITY. Fibre Channel facilitates the use of network management software for monitoring and control. Thus, network administrators are able to more closely monitor storage systems, giving them the control to group storage devices into logical unit numbers, distribute data loading more evenly across peripherals and reroute traffic under error conditions. Fibre Channel hardware can be configured to offer several levels of reliability that increases the security and accessibility of stored data. Industry standards organizations currently are working towards defining standards for managing SANs.

         o FLEXIBILITY. SANs provide high-speed connectivity for data-intensive applications across multiple operating systems, including UNIX, Novell, Windows NT and Windows 2000 and Mac OS. SANs apply a distributed computing model to computer storage systems and servers and take advantage of the inherent benefits of a networked approach. SANs can be configured in multiple topologies, and the various topologies contribute to the flexibility of the SAN to solve storage management issues by offering enterprises alternatives in cost and scale. The first commonly used topology in deployed SANs was the arbitrated loop, or FC-AL, because it offers most of the benefits of a SAN at a lower cost than the most complex topology. The switched topology, or FC-SW, is the most common today and provides the most aggregate throughput as it allows for multiple data transmissions to occur simultaneously.

         The SAN environment complements the ongoing advancements in local area network technologies by extending the benefits of improved performance and capabilities from the client local area network to servers and storage.

         Virtually all SANs use several basic components to make up the network, including the following:

         o        servers and management software;

         o        storage devices and Fibre Channel disc controllers;

         o        switches, hubs and Fibre Channel to SCSI bridges;

         o        host bus adapters; and

         o        fiber optic or copper cables.

HOST BUS ADAPTERS AND ASICS

         Regardless of topology, each server connects to a SAN through host bus adapters, which are electronic circuit cards that fit standard sockets on computer motherboards and enable high-speed data transfer. A host bus adapter connects the server to other devices on a SAN via cables. The cables connect the host bus adapter either directly to the Fibre Channel controller which is installed in the storage device or to a hub or a switch.

         A host bus adapter is one of the most critical and complex devices on the SAN. A host bus adapter provides the necessary bridge between a SAN and a computer bus, which is an internal communication pathway between the central processing unit and internal memory or peripheral devices. By leveraging the advantages of Fibre Channel technology, a single host bus adapter can handle a multitude of tasks that previously required distinct host bus adapters for each protocol. Host bus adapters are typically classified by:

         o        bus architecture;

         o        computer operating system; and

         o        topology.

         Each host bus adapter product is designed to support a particular bus architecture, typically either the PCI bus architecture or the Sun Microsystems SBus architecture. In the future, adapters may migrate to the PCI/X bus architecture or to a new standard, InfiniBand. Because Fibre Channel host bus adapter functions are regulated by software, each host bus adapter must include software designed to work with the particular operating system being used by the server/storage solution. These systems include all types of UNIX as well as Windows NT and Windows 2000, Novell, Mac OS and mainframe systems. Each host bus adapter also must operate under at least one of the three Fibre Channel topologies--switched fabric, arbitrated loop and point-to-point. Host bus adapters are therefore designed to work with one or more operating systems and one or more Fibre Channel topologies. IDC projects that the annual market for Fibre Channel host bus adapters will grow from $269 million in 1999 to approximately $1.7 billion by 2003.

         The core technology of a host bus adapter and other components of a SAN is embodied in application specific integrated circuits, or ASICs, that perform the most complex functions, and software that enables the integration and management of the SAN equipment. ASIC development is a technically complex process that requires significant technical expertise and resources. Likewise, developing software to work with and manage SAN components involves an extensive design effort. This effort is compounded by the need to test and debug software code for each Fibre Channel product and ensure compliance with several distinct operating platforms. These technological barriers to entry create a significant market opportunity for companies that have developed and deployed Fibre Channel-based products, particularly host bus adapters, that utilize proprietary ASICs and software designed to work in the emerging SAN environment.

THE JNI SOLUTION

         We are a leading developer and manufacturer of Fibre Channel hardware and software products that form critical elements of SANs. We developed some of the first commercially available Fibre Channel-based products and focus our efforts exclusively on the Fibre Channel market. Because of our early and continuous focus on developing technology and products based on the Fibre Channel standard, we have successfully developed a broad line of host bus adapters, ASICs and software that provide increased bandwidth for data communication, increased distance for high speed data transmission, guaranteed data delivery and scalability to large numbers of network connections. Our proprietary ASICs have been designed to work in the most demanding, high-end enterprise applications and are particularly effective in switched environments. We believe that we offer the broadest range of Fibre Channel host bus adapters in the SAN industry. Our proprietary configuration and driver software incorporates advanced features that significantly enhance and simplify SAN device integration and management. Our advanced technology and broad product offerings enable us to deliver the following benefits to our customers and end-users:

         o FLEXIBILITY. Our products can be used with PCI, PCI/X and SBus interfaces, work with all SAN topologies and are designed to interoperate with all major operating systems and computer platforms, including Sun Microsystems Solaris, Red Hat Linux, Hewlett-Packard HP-UX, IBM AIX, Microsoft Windows 2000 and Windows NT and Novell NetWare.

         o RELIABILITY. JNI products are installed in some of the most demanding business environments, and our customers typically have extremely low tolerance for system downtime. We conduct extensive testing with complex simulations of user configurations to help ensure that our products will not cause any data loss, data interruption, SAN crashes or lockups and that our products can withstand most failures or interruptions in other parts of the system.

         o MANAGEABILITY. Our EZ Fibre SAN management software is a powerful and easy- to-use tool for configuring and managing a SAN and its components. Our software can help eliminate configuration errors, which are the most common cause of SAN failure. EZ Fibre's point and click interface and helpful diagnostic tools give the user an intuitive and effective way to manage JNI products in SANs of all sizes.

         o PERFORMANCE. Our ASIC technology enables a high performance connection to the SAN. We believe our products deliver exceptional price/performance, regardless of scale or configuration. We were the first in the industry to demonstrate products capable of sustained two gigabit per second Fibre Channel transmissions. We also believe that our ASICs provide the lowest latency and central processing unit utilization available in the most complex, switched SANs.

         o SCALABILITY. Our ASIC and host bus adapter architectures provide high performance in simple, cost-sensitive SAN configurations and they are also capable of scaling to switched, multi-terabyte enterprise solutions. Our products include both workgroup class solutions and enterprise solutions that can support the full range of connectivity enabled by the Fibre Channel standard. Using our products, customers can seamlessly add storage to a SAN while it is operating, and they can easily migrate from simple to complex topologies to support larger networks.

         o QUALITY. We design, manufacture and test our products to meet high standards for quality. During the product design process, each component is qualified by testing to provide the necessary performance over ranges of environmental conditions that are more extreme than what our customers will encounter in normal use. Our latest ASIC technology has reduced the number of parts on our host bus adapters, which improves quality by simplifying data/error checking.

THE JNI STRATEGY

         Our objective is to become the market leader in SAN connectivity solutions by providing a family of integrated host bus adapter, ASIC and software products that exceed competitive offerings in features, flexibility and price/performance. Key elements of our strategy include the following:

BUILD ON OUR LEADING POSITION IN FIBRE CHANNEL TO EXPAND OUR SAN CONNECTIVITY PRODUCT OFFERING. We base all of our current products on Fibre Channel technology because it is the only current viable protocol for SANs. We plan to enhance our presence in the SAN market by continuing to develop, market and supply superior Fibre Channel connectivity products. By focusing on the design and development of Fibre Channel products, we believe that we can enhance our existing products and develop new products for SANs and other applications rapidly and efficiently. We believe that our success in designing and delivering advanced Fibre Channel products will provide us with a competitive advantage in developing new SAN connectivity products that implement emerging technologies such as iSCSI and Infiniband.

LEVERAGE OUR SUN SOLARIS EXPERTISE TO CONTINUE TO DEVELOP PRODUCTS COMPATIBLE WITH ALL MAJOR OPERATING SYSTEMS AND INTERFACES. We have established a leadership position in sales of host bus adapters for Sun Microsystems Solaris environments. We are continuing to build upon this expertise to develop products compatible with all major operating systems. We have extended our UNIX focus to include Hewlett-Packard HP-UX, IBM AIX and Red Hat Linux operating systems, while also addressing the rapidly growing market for Microsoft Windows NT and Windows 2000 and Novell NetWare. We strive to offer products with the broadest compatibility across multiple computing platforms in the industry. We also intend to continue to invest our engineering resources in ASIC and software development and to provide leading technologies to increase the performance and functionality of our products. We believe that early technology and product leadership can translate into market leadership.

EXPAND PENETRATION OF OUR EXISTING OEM PARTNERS AND CUSTOMERS AND LEVERAGE MULTIPLE DISTRIBUTION CHANNELS. We are focused on increasing product sales to new customers and extending our product penetration worldwide within our direct OEM and indirect distribution channels. Once a customer buys our product for one system in the SAN, our strategy is to then obtain certification for other operating systems. Our driver developer kit operating system driver architecture provides us with a competitive advantage in achieving this goal. By integrating additional JNI products, a customer can obtain the increased benefits of our product breadth by simplifying SAN configuration using common device drivers, management utilities and vendor support. We intend to increase our reseller programs to complement our distribution channels. To complement and support our domestic and international reseller and OEM channels, we are increasing our worldwide field sales force.

PROVIDE THE HIGHEST QUALITY PRODUCTS AND SUPERIOR CUSTOMER SUPPORT. We recognize that product quality is an indispensable condition of competitiveness, and we are focused on continuously improving product quality, delivery, performance and service. We have obtained ISO 9002 certification and intend to obtain ISO 9001 certification by the end of 2002. In addition, we are committed to providing customer-driven product functionality through feedback from key prospects, consultants, distribution channel and OEM customers and customer surveys. We intend to continue to enhance the ease of use of our products and invest in additional support services by increasing staffing and adding new programs for our OEM and distribution channel customers. We also seek to enhance customer satisfaction and build customer loyalty through the quality of our service and support.

PROMOTE THE JNI BRAND. We plan to continue building awareness of the JNI brand in order to position ourselves as a leading provider of high-performance SAN connectivity products for high-end, enterprise-level business applications. We believe an established brand will promote customer loyalty and become increasingly important as our distribution channels expand to include resellers. To promote our brand, we plan to increase our investments in a range of joint marketing programs with key SAN partners such as Brocade, EMC and Hitachi Data Systems, including seminar promotions, advertising in print publications, direct marketing, public relations and Web-based marketing.

ESTABLISH AND MAINTAIN STRATEGIC ALLIANCES AND PURSUE ACQUISITIONS. We intend to continue working closely with leaders in the storage, networking and computing industries to develop new and enhanced SAN connectivity products. We believe that establishing strategic relationships with technology partners is essential to ensure that we continue to develop competitive products that integrate well with solutions from other leading participants in the SAN market. We also believe that strategic relationships will enable us to leverage our technical and market strengths to enter into emerging SAN technologies such as iSCSI and Infiniband. To this end, we have formed an alliance with Brocade Communications Systems, Inc. to collaborate on product development, service and support, as well as marketing and sales initiatives, to advance the adoption of open SANs in enterprise environments. We also have created the JNI SAN partners program, helping us form strategic relationships and industry alliances with leading technology companies. In addition to many of our OEMs, charter members of our SAN partners program include Brocade, Crossroads Systems, Inc., Gadzoox Networks, Inc., Legato Systems, Inc., VERITAS Software Corporation and Vixel Corporation. We also intend to pursue joint ventures, licensing and acquisition strategies to meet these goals. We believe that the emerging SAN industry will present numerous opportunities to employ an acquisition or partnering strategy with key software and hardware companies.

PRODUCTS

         We believe we offer high quality SAN connectivity products with a superior price/performance profile. Our products include a comprehensive suite of host bus adapters, ASICs and software.

HOST BUS ADAPTERS

         We design, manufacture and sell a suite of Fibre Channel host bus adapters, management software and related device driver software. A host bus adapter is an electronic circuit card that fits standard sockets on motherboards for servers, workstations, disk arrays and other SAN devices and enables high-speed data transfer within the SAN. Communication between the host bus adapter and the operating system is regulated by device driver software which is included with the host bus adapter. In addition to communication, the device driver software provides a high-reliability data path from a user's application to a storage device across a SAN. Working in conjunction with our device driver software, our host bus adapters work with all SAN topologies, interoperate with all major operating systems and can be used with both the PCI and the SBus interfaces, which we believe makes our host bus adapter capabilities the broadest currently available.

         We have organized our device driver software into our PC Server DriverSuite and our UNIX DriverSuite. The PC Server DriverSuite, introduced in January 2000, is a single, integrated software driver platform that enables JNI FibreStar host bus adapters to operate under all major PC server operating systems, including Microsoft Windows NT and Windows 2000, Novell NetWare, Red Hat Linux and Apple Macintosh operating systems. The UNIX DriverSuite, which we announced in April 2000, complements the PC Server DriverSuite and is designed to allow JNI FibreStar host bus adapters to operate under nearly all UNIX server operating systems, including Sun Microsystems Solaris, Red Hat Linux, Hewlett-Packard HP-UX and IBM AIX.

         In addition to the different operating systems, the PC Server DriverSuite and UNIX DriverSuite operate under all three Fibre Channel topologies--switched fabric, arbitrated loop and point-to-point. The PC Server DriverSuite and UNIX DriverSuite, both of which are based on common code bases, assure all features and performance are consistent across all major operating systems, allowing a single host bus adapter to function in a heterogeneous environment. SANs normally are heterogeneous, connecting systems and storage devices running under different hardware and operating system configurations. Our PC Server DriverSuite and UNIX DriverSuite also reduce the amount of time required for OEMs to qualify our products. OEMs typically require months of testing before certifying a host bus adapter to run on a specific operating system or environment. Most OEMs support multiple operating system and hardware environments, and must repeat the certification process for each new operating system and hardware configuration supported. With a common code base, qualification time for the PC Server DriverSuite and UNIX DriverSuite drivers is cut from months to weeks because the feature-set is largely the same.

         Because of the high level of reliability of our device driver software and the functionality of our host bus adapters, we have been certified as a designated supplier by leading storage OEMs, including Compaq, EMC, Hewlett-Packard, Hitachi, McData, MTI Technology Corporation and StorageTek.

         We commenced volume production of host bus adapters in 1996 with our FibreStar line of host bus adapters designed for the SBus interface, and we are currently the leading independent supplier of host bus adapters for the Sun Solaris operating system. In late 1998, we obtained our initial certification from an OEM customer for our host bus adapters for the PCI interface. In 1999, we introduced our lower cost Emerald-based host bus adapter for the SBus and PCI interfaces based on Fibre Channel products and technology acquired from Adaptec. The new Emerald-based host bus adapters also offer significantly improved performance and flexibility and include software for Solaris and other UNIX variants and the PC Server DriverSuite.

ASICS

         We incorporate our Emerald Fibre Channel controller ASICs into our latest generation of host bus adapters and sell them to OEMs for products such as SAN controllers for disk arrays, tape libraries and other SAN devices. In addition, we sell our ASICs to OEMs who in turn incorporate them into the motherboards of enterprise and workgroup servers. Commercially available versions of the Emerald transmit data at one gigabit per second, and we were the first to introduce and publicly demonstrate versions capable of sustained two gigabit per second transmission speeds, which is the highest speed demonstrated in the industry. Adaptec developed the original architecture of the Emerald in a three-year research and development program. We acquired all of the technology related to the Emerald architecture from Adaptec in November 1998. With enhancements we have implemented since the acquisition, the reliability and performance of the Emerald have been substantially improved, and we are developing enhanced ASICs based on the Emerald architecture. In addition to the circuits required for Fibre Channel data formatting and control, the Emerald ASIC incorporates a PCI interface circuit, leading to cost effective host bus adapter products.

SOFTWARE

         We offer our EZ Fibre management software to simplify the installation and configuration of host bus adapters in SANs and to provide diagnostic and monitoring information to SAN administrators. Without EZ Fibre, host bus adapter cards must be manually configured and diagnosed, often leading to improper configuration. EZ Fibre, by contrast, provides the user with an easy to use, graphical view of the host bus adapters and other SAN components attached to the system. EZ Fibre enables the user to easily configure complex systems that include multiple busses and multiple host bus adapters. EZ Fibre users also can view information about the Fibre Channel SAN controllers and SAN devices attached to the system. The SAN administrator can then configure the SAN for use in a multiple operating system environment using the advanced capabilities built into the host bus adapter and the driver software. These capabilities allow partitioning of a SAN for use in a multiple operating system environment and the partitioning of storage resources among different servers that may be running different operating systems all by using the advanced capabilities built into the host bus adapter and the driver software. Storage resources can also be reallocated and repartitioned dynamically without the need to reboot the system. EZ

Fibre also provides a diagnostic utility that can be used to verify the operation of our host bus adapters when installed in a SAN.

         Our latest release, EZ Fibre 2.0, is Java-based and works with JNI's FibreStar PCI and SBus host bus adapters under Solaris, IBM AIX , Windows 2000 and Windows NT environments. EZ Fibre also includes interfaces that permit the host bus adapter management and diagnostic capabilities to be integrated into larger network management packages such as those provided by Computer Associates, Tivoli, Hewlett-Packard, Legato, Microsoft, Sun and Veritas. We bundle EZ Fibre software with our latest generation of Emerald-based host bus adapters and make it available for free on our Website.

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

ASIC DESIGN EXPERTISE. We employ state-of-the-art ASIC design methodologies to develop high-performance, complex ASICs. Our proprietary Emerald ASIC architecture utilizes an embedded processor with on-board memory to achieve efficient command and data communication. This architecture significantly reduces command processing time to enable complex communication, while maintaining full performance when operating in any SAN topology. Our architecture also allows us to implement significant portions of Fibre Channel protocol in embedded software while keeping higher level functions in the device driver software. As a result of this multi-layered software implementation and reduced geometry CMOS technology, we are able to react quickly as technical standards evolve or new standards are defined. Our expertise in ASIC design has enabled us to offer products capable of sustained two gigabit per second transmission speed, which is currently the fastest transmission speed in the Fibre Channel market.

SYSTEM DESIGN. We employ computer-aided design tools to engineer and design our printed circuit boards. Our system design team has expertise in the containment of high-frequency electromagnetic interference, which is inherent in high-speed networking devices.

SOFTWARE. Our team of software developers has extensive experience in developing software for Fibre Channel devices and applications. We have considerable experience in programming to meet the requirements of enterprise level systems running mission-critical applications. Our engineers have experience in developing software for all major operating systems and computer platforms.

SYSTEM INTEGRATION. At our principal offices in San Diego, we have established the JNI system integration lab, or SIL, to provide comprehensive functional and system level integration/interoperability testing between our host bus adapters and various computer platforms and Fibre Channel systems. To facilitate expanded market penetration of our products and technology, our integration test methodologies and software are continually evolving to mirror qualification processes used by major SAN suppliers and OEMs. We conduct functionality testing at our SIL in formal, repeatable processes using documented product specifications and features to verify the operation of both our hardware and our software. Our products are tested with departmental and enterprise class servers, including platforms from Compaq, Dell Computer Corporation, Hewlett-Packard, Sun Microsystems and others, and from the leading vendors of Fibre Channel hubs, switches and SAN systems, including Amdahl, Brocade, Compaq, Dell, Hewlett Packard, IBM, EMC/DG/CLARiiON, Gadzoox, LSI Logic, McData and Vixel Corporation. Integration testing at our SIL combines our products with various Fibre Channel SAN components to simulate the most commonly used functional configurations defined by system integrators and major OEMs. The overall goal is to ensure enterprise class performance and interoperability in real world SAN deployments.

SELLING AND MARKETING

         We sell domestically and internationally to OEMs, distribution channel customers, which include distributors, system integrators and value-added resellers, and directly to end-users. We principally target OEMs and distributors who resell our products as a part of complete SAN solutions to end-users. Our selling and marketing strategy will continue to focus on the development of the SAN connectivity market. We have continued expanding internationally by partnering with additional OEMs and resellers who have a strong international presence and are capable of selling and installing complex SAN solutions. In the future, as Fibre Channel becomes targeted at end-users, we will expand our strategy to include channel partners who serve small- to medium-sized businesses.

         Our marketing efforts are focused on increasing awareness of our Fibre Channel products and our JNI brand, promoting SAN-based solutions, and advocating industry-wide standards and interoperability. Key components of our marketing efforts include:

         o extending our strategic alliances to promote standardization and enhance interoperability;

         o promoting our products under the JNI brand name to strengthen sales through distribution channels;

         o increasing focus on the end user with the top SAN storage resellers globally;

         o launching the FibreStars channel partners program to encourage value-added reseller and system integrators to help stimulate demand for the products we sell through distributors and to increase the number of representatives selling JNI products;

         o continuing our active participation in industry associations and standards committees to promote and further enhance Fibre Channel technology and increase our visibility as industry experts; and

         o participating in major trade show events and SAN conferences to promote our products and to continue our leading role in educating customers on the value of SANs.

         As of December 31, 2000, our selling and marketing organization consisted of 50 employees, including field sales representatives, applications engineers, customer service personnel, product marketing, product management, marketing communications and inside sales personnel. Our field sales personnel are located in San Diego, Irvine and Fremont, California, Denver, Colorado, Atlanta, Georgia, Chicago, Illinois, Boston, Massachusetts, Raleigh, North Carolina and Munich, Germany.

OEMS

         OEMs can exercise significant influence in the early development of our market because they utilize our products to deliver to end-users complete, factory-configured solutions that are installed and field-serviced by OEMs' technical support organizations. We intend to continue partnering with leading OEM customers to introduce new products and develop new markets. OEMs will continue to provide critical input as we develop the next generation of products.

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

DISTRIBUTION CHANNEL CUSTOMERS

         As the markets for Fibre Channel products and SAN solutions evolve and as end-user awareness of the benefits of Fibre Channel increases, we believe an increasing volume of sales will occur through distribution channels. We have established a worldwide two-tier distribution channel that is comprised of distributors and resellers. We sell through distributors who in turn sell to resellers, including systems integrators, throughout the United States, Europe and the Asia-Pacific region. We believe that this distribution channel, which accounted for a significant portion of total net revenues during 2000, provides us with a diversified customer base. In addition, our distribution channel relationships enable us to more effectively pursue a number of vertical markets including e-commerce, financial services, Internet service providers, digital video, digital publishing, oil and gas exploration and medical imaging. We believe that as the market for Fibre Channel matures, we are well positioned to leverage sales through distributors, and that such sales will represent an increasing percent of our total net revenues. As this market continues to develop, we plan to establish additional relationships with select domestic and international resellers to reach additional markets and increase our geographic coverage.

CUSTOMERS AND END-USERS

         The following is a representative list of our key OEM and distribution channel customers since the beginning of 1999:


         OEM                                    DISTRIBUTION CHANNELS
Advanced Digital Information Corporation        ACA Pacific
Amdahl                                          Acal Electronics
ATL Products                                    Bell Microproducts, Inc.
AVID                                            Consan, Inc.
Chaparral                                       Daein Computers
Compaq                                          Hewlett-Packard
EMC/DG/CLARiiON                                 Info-X
Hitachi Data Systems                            Netmarks
LSI Logic                                       TidalWire
McData                                          Systex Corporation
MTI                                             Vistor
StorageTek


         In the year ended December 31, 2000, our top five customers accounted for 63% of our total net revenues, and, in the year ended December 31, 1999, our top five customers accounted for 60% of our total net revenues. In particular, in the year ended December 31, 2000, Info X, Inc. accounted for 21% of our net revenues, TidalWire accounted for 16% of our net revenues and Acal Electronics accounted for 13% of our net revenues.

         End-users of JNI products who receive product from OEMs and through our distribution channels include the following:

America Online                                  Federal Express
Boeing                                          Fidelity Investments
British Airways                                 GTE
Charles Schwab                                  Lexis-Nexis
Convergys                                       Mannesmann
DaimlerChrysler                                 Morgan Stanley Dean Witter
DBS Bank Singapore                              NTT DoCoMo
Deutsche Telekom                                Safeway Stores
E*Trade                                         US WEST Capital Funding


CUSTOMER SERVICE AND SUPPORT

         We offer a wide range of standard support programs that includes telephone support 24 hours a day, seven days a week. In addition, we have designed our products to allow easy diagnostics and administration. For example, users can access all of the configuration and performance parameters of our host bus adapters from a single graphical user interface for configuration, troubleshooting and maintenance. Our customer service and support organization provides technical support to our OEM and systems integrator customers, enabling them to provide technical support to their end-users. We prepare our OEMs and systems integrator customers for product launch through a comprehensive training program. In addition, we employ systems engineers for pre- and post-sales support and technical support engineers for field support. Our OEM and systems integrator customers provide primary technical support to end-users of our products.

         We have developed an extensive training course for our OEM and distribution channel customers. The curriculum includes Fibre Channel configuration, SAN implementation and JNI product training. Most of our OEM and channel customers attend our training courses to learn Fibre Channel configuration and SAN reliability design.

MANUFACTURING, TEST AND ASSEMBLY

         We outsource the majority of our manufacturing, and we conduct quality assurance, manufacturing engineering, documentation control and certain finish assembly operations at our headquarters facility in San Diego, California. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demands. All of our contract manufacturers are ISO 9002 certified.

         Taiwan Semiconductor Manufacturing Company fabricates our Emerald ASIC wafers in Asia. Various subcontractors, such as Amkor Technology, Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs, allowing us to purchase and receive only finished product. SCI Systems in Rapid City, South Dakota, and SMS in San Diego, California perform substantially all assembly operations for our host bus adapters. These contract manufacturers purchase the components of our host bus adapters, including printed circuit boards, third party ASICs and memory integrated circuits, and assemble them to our specifications. The contract manufacturers deliver the assembled host bus adapters to us, and we perform certain finish assembly procedures before testing and packaging the final products with software and manuals in our San Diego facility.

         We believe most component parts used in our host bus adapters are standard off-the-shelf items, which are, or can be, purchased from two or more sources. We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Nevertheless, our reliance on third- party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or operating results.

         For a discussion of the risks associated with our reliance on third-party manufacturers, please see "Factors That May Affect Future Performance--Because we rely on third parties, and in some cases, a sole manufacturer, for substantially all of our manufacturing and assembly, failures by these third parties to provide products of sufficient quality and quantity could cause us to delay product shipments, which could result in delayed or lost revenues or customer dissatisfaction."

RESEARCH AND DEVELOPMENT

         Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to continue to make substantial investments in research and development and to participate in the development of industry standards. Our research and development expenses in the year ended December 31, 2000 were $18.9 million. In the year ended December 31, 1999, our research and development expenses were $12.0 million, compared to $2.9 million in 1998 and $1.2 million in 1997.

         We have made a significant investment in our ASIC technologies through research and development and intend to continue to focus our development efforts on Fibre Channel ASICs and related software drivers and tools. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

         Research and development expenses primarily consist of salaries and related costs of employees engaged in ongoing research, design and development activities and subcontracting costs. As of December 31, 2000, we had 94 employees engaged in research and development. We are seeking to hire additional skilled development engineers. Our business, operating results and financial condition could be adversely affected if we encounter delays in hiring additional engineers.

         For a discussion of the risks we face in achieving our goals in research and development, please see "Factors That May Affect Future Performance --Delays in product development could adversely affect our market position or customer relationships" and "Risk Factors--Our failure to retain the principal members of our management team or our failure to attract and retain key technical, selling and marketing personnel could adversely affect our business."

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

         Our principal competitors in the host bus adapter market are Emulex and Qlogic, We face competition for our ASICs from Agilent and Qlogic. Our products may also compete at the end-user level with other technology alternatives, such as SCSI, which are available from companies such as Adaptec, LSI Logic and Qlogic as well as a number of smaller companies. In the future, other technologies, including iSCSI and InfiniBand, may evolve to address the applications served by Fibre Channel today, and because we exclusively sell Fibre Channel products, our business would suffer as a result of competition from such competing technologies.

         Some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results and financial condition.

         We believe that the principal bases of SAN connectivity product competition presently include reliability, scalability, connectivity, performance and customization. We believe that other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. We believe that our experience with distribution channels will provide competitive benefits as the SAN connectivity market matures. Some of our other competitive advantages include our early entry into Fibre Channel technology, our workforce of highly experienced researchers and designers and our intellectual property.

INTELLECTUAL PROPERTY AND LICENSES

         The intellectual property rights we have in our technology, which generally consist of ASIC designs, system designs, software and know-how associated with our product portfolio, principally arise from exclusive licenses and our own internal development efforts. We began our commercial Fibre Channel development efforts in 1993 while operating as a division of Jaycor. In February 1997, the intellectual property rights arising from this development effort were transferred to JNI pursuant to an exclusive license agreement with Jaymark. In November 1998, we acquired Fibre Channel products and technology developed by Adaptec, including the design, software, masks and documentation of the Emerald ASIC architecture. The technology we acquired from Jaymark and Adaptec, in conjunction with our significant development efforts undertaken to enhance such technology, forms the central element of our host bus adapter and ASIC products and is critical to our success. We attempt to protect our technology through a combination of copyrights, trade secret laws, trademarks and contractual obligations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition or operating results. In order to avoid disclosure of key elements of our technology, we have not sought patent protection which may be available to us. The lack of patent protection may make it more difficult for us to prevent other parties from developing or using technology substantially similar to ours. Our software products are protected by copyright laws, and we have several common law trademarks.

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

OUR QUARTERLY OPERATING RESULTS ARE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. It is possible that in some future periods our operating results will be below the expectations of public market analysts and investors. In this event, the price of our common stock will likely decline. Factors that may cause our revenues, gross margins and operating results to fluctuate include the following:

         o the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant OEM or reseller customers;

         o        changes in customer buying patterns;

         o        declining average selling prices of our products;

         o        fluctuations in sales levels of Sun servers;

         o the timing of the introduction or enhancement of products by us, our significant OEM or reseller customers or our competitors;

         o our ability to obtain sufficient supplies of single- or limited-source components of our products;

         o fluctuations in costs of goods sold and potential write-offs of obsolete inventory as we transition to new products;

         o operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in accelerated research and development; and

         o        general economic conditions.

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

DELAYS IN PRODUCT DEVELOPMENT COULD ADVERSELY AFFECT OUR MARKET POSITION OR CUSTOMER RELATIONSHIPS.

         We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

         o        changing OEM product specifications;

         o        undetected errors or failures in software and hardware;
         o        changing market or competitive product requirements;

         o        difficulties in hiring and retaining necessary personnel;

         o difficulties in reallocating engineering resources and other resource limitations;

         o        difficulties with independent contractors;

         o        unanticipated engineering complexity; and

         o delays in the acceptance or shipment of products by OEM customers.

BECAUSE WE DEPEND ON A SMALL NUMBER OF OEM AND DISTRIBUTION CHANNEL CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES IN EACH PERIOD, THE LOSS OF ANY OF THESE CUSTOMERS, THE FAILURE TO OBTAIN CERTIFICATIONS OR ANY CANCELLATION OR DELAY OF A LARGE PURCHASE BY ANY OF THESE CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR NET REVENUES.

         Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the year ended December 31, 2000, Info X, Inc. accounted for 21% of our net revenues, TidalWire accounted for 16% of our net revenues and Acal Electronics accounted for 13% of our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

         Before we can sell our products to an OEM or its associated distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with our competitors for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our products. In addition, because none of our customers is contractually obligated to purchase any fixed amount of products from us in the future, they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. If any of our large customers stops or delays purchases, our revenues and profitability would be adversely affected, which could cause our stock price to decline. We cannot be certain that we will retain our current

OEM or distribution channel customers or that we will be able to recruit additional or replacement customers. As is common in an emerging technology industry, our agreements with OEMs and distribution channel customers typically are non-exclusive and often may be terminated by either party without cause. Moreover, many of our OEM and distribution channel customers utilize or carry competing product lines. If we were to suddenly lose one or more important OEM or distribution channel customers to a competitor, our business, operating results or financial condition could be materially adversely affected. Furthermore, some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business, operating results or financial condition.

BECAUSE A SIGNIFICANT PORTION OF OUR PRODUCTS IS DESIGNED TO WORK WITH SERVERS FROM SUN MICROSYSTEMS, INC. AND STORAGE ARRAYS FROM EMC CORPORATION, OUR BUSINESS COULD SUFFER IF DEMAND FOR SUCH SUN OR EMC EQUIPMENT DECLINES OR IF WE FAIL TO ADAPT QUICKLY TO CHANGES IN THE MARKET FOR SUCH EQUIPMENT.

         Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system. Further, a significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. In addition, we believe that more than half of our host bus adapters are used to form connections to storage arrays manufactured by EMC. Accordingly, we depend to a certain extent upon the increased market penetration of Sun and EMC systems, and if the demand for these systems does not continue to expand, our revenue growth may suffer. For example, slowing growth in shipments of Sun servers in late 2000 adversely impacted our revenues in the fourth quarter of 2000.

         To maintain our position in the market for Sun Solaris SAN connectivity products we must continue to develop, market and sell host bus adapters that interoperate effectively in evolving Sun and EMC environments. It is our expectation that Sun will in the future release new mid-range and high-end server products that do not include the SBus interface. In order to maintain our leading share in this market, we must effectively market and sell host bus adapters that build on our Solaris expertise but that utilize our proprietary Emerald ASICs and the PCI bus architecture. Because our SBus host bus adapters have a higher average selling price than our PCI host bus adapters, a rapid decline in SBus shipments could adversely affect our revenue levels even if we maintained our market share through increased shipments of PCI host bus adapters.

IF WE DO NOT DEVELOP, MARKET AND SELL HOST BUS ADAPTERS THAT INTEROPERATE WITH OPERATING SYSTEMS OTHER THAN THE SUN SOLARIS OPERATING SYSTEM OUR BUSINESS WILL SUFFER.

         We have derived a substantial majority of our historical revenues from sales of host bus adapters that include software designed to work with the Sun Microsystems Solaris operating system, and we have only recently begun to ship products that interoperate with operating systems other than the Sun Solaris operating system and incorporate our proprietary Emerald ASICs. Our success depends on our ability to continue to develop, market and sell products with these features. These new products remain in the early stage of market introduction and are subject to the risks inherent in the commercialization of new products. We may not be successful in developing solutions for all major operating systems or in marketing the new products we develop, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for host bus adapters compatible with operating systems other than the Sun Solaris operating system would impair our growth and harm our results of operations.

OUR FUTURE SUCCESS DEPENDS IN PART UPON OUR ABILITY TO MARKET AND SELL PRODUCTS THAT INCORPORATE OUR PROPRIETARY EMERALD ASICS.

         In 2000, we made our first commercial shipments of host bus adapters that incorporate our proprietary Emerald family of ASICs rather than the third-party ASICs we historically have used. We are seeking additional OEM certifications of our host bus adapters that incorporate our Emerald ASICs, but we may not obtain these certifications on a timely basis or at all. In addition, we must continue to develop and release new and enhanced versions of our ASICs to remain competitive, which will require further certifications by our OEM customers.

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

         Many of our current and potential competitors, including Emulex Corporation, Qlogic Corporation, Interphase Corporation, Agilent Technologies, Inc., Troika Software, Inc. and Adaptec, Inc., have substantially greater financial, technical, marketing and distribution resources than we have. We face the threat of potential competition from new entrants into the Fibre Channel market and the Sun Solaris segment of that market, which continues to represent the substantial majority of our revenues. These potential new entrants include large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. Emerging companies attempting to obtain a share of the existing market also may compete with us. Our products may also compete at the end-user level with other current or future technology alternatives, such as SCSI, InfiniBand and Gigabit Ethernet. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems do not interoperate with products from independent open system suppliers, like us, customers that invest in these systems will be less likely to purchase our products. Other technologies designed to address the applications served by Fibre Channel today are under development, and because we exclusively sell Fibre Channel products for SAN connectivity, our business could suffer as a result of competition from such competing technologies.

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

         We must continue to attract, train and retain managerial, technical, selling and marketing personnel. In particular, we are currently seeking to hire additional skilled development engineers who are currently in short supply. Competition for such highly skilled employees in our industry is intense, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our employees have only recently joined us, and we intend to expand our employee base significantly. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

BECAUSE WE EXCLUSIVELY SELL FIBRE CHANNEL PRODUCTS, OUR REVENUES WILL BE LIMITED IF THE FIBRE CHANNEL MARKET DOES NOT CONTINUE TO EXPAND.

         The growth of the market for our current products depends upon the continued acceptance of Fibre Channel technology as an alternative to other technologies utilized for network and storage communications. If the Fibre Channel market develops more slowly than anticipated or attracts more competitors than we expect, our business, operating results and financial condition would be materially adversely affected. We cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products.

         To achieve widespread market acceptance, Fibre Channel must supplant current widely accepted alternative technologies such as Small Computer Systems Interface, or SCSI. It may be difficult to convince new customers to adopt Fibre Channel technology because many technology companies with SCSI-based product portfolios already have:

         o well-established relationships with our current and potential customers;

         o        extensive knowledge of the markets we serve;

         o        better name recognition; and

         o        extensive development, selling and marketing resources.

         If Fibre Channel does not replace existing technologies such as SCSI in emerging applications or otherwise achieve broad market acceptance, our growth will be limited. Additionally, new technologies are currently in development that may compete for market share with Fibre Channel if they are successfully developed and commercialized. Because these competing new technologies are likely to have support from technology companies with more significant resources than we and other Fibre Channel companies have, they may limit the growth of the Fibre Channel market and therefore our growth.

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

IF WE FAIL TO EXPAND OUR DISTRIBUTION CHANNELS AND MANAGE OUR DISTRIBUTION RELATIONSHIPS, OUR RESULTS OF OPERATIONS COULD BE HARMED SIGNIFICANTLY.

         Our success will depend on our continuing ability to develop and manage relationships with significant OEMs, resellers and systems integrators, as well as on the sales efforts and success of these customers. We may not be able to expand our distribution channels or manage our distribution relationships successfully, and our customers may not market our products effectively. Our failure to expand our distribution channels or successfully manage our distribution relationships or the failure of our customers to sell our products could harm our results of operations.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE THAT WE INCUR COSTS TO UPGRADE OUR INFRASTRUCTURE.

         We have recently experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, material planning, inventory management or financial reporting, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, although we test substantially all of our products prior to shipment, some of our customers require additional testing of the products we sell to them. During the year ended December 31, 2000, more than half of the units we shipped were subject to such additional tests. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

THE SALES CYCLE FOR OUR PRODUCTS IS LONG, AND WE MAY INCUR SUBSTANTIAL, NON-RECOVERABLE EXPENSES OR DEVOTE SIGNIFICANT RESOURCES TO SALES THAT DO NOT OCCUR WHEN ANTICIPATED OR AT ALL.

         Our sales cycle, particularly to OEMs, typically involves a lengthy certification process during which we generally invest significant resources in addressing customer specifications. The purchase of our products or solutions that incorporate our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to longer than a year, and is subject to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also varies substantially from customer to customer. Because of the length of the sales cycle, we may experience a delay between increasing expenses for research and development and selling and marketing efforts and the generation of higher revenues, if any, from such expenditures.

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

WE EXPECT THAT THE AVERAGE SELLING PRICES OF EACH OF OUR PRODUCTS MAY DECREASE OVER TIME FOLLOWING RELEASE, WHICH MAY REDUCE GROSS MARGINS OR REVENUES.

         To date, the market for Fibre Channel products has not experienced rapid erosion of average selling prices. However, we expect that, as this market matures, we may experience downward pricing pressure and substantial period-to-period fluctuations in future operating results due to the potentially adverse effect of declining average selling prices. We anticipate that, in the future, the average selling prices of each of our products will decrease over time following its release in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

OUR PRODUCT CYCLES MAY BE SHORT, AND FROM TIME TO TIME WE MAY NEED TO WRITE OFF EXCESS AND OBSOLETE INVENTORY.

         In the rapidly changing technology environment in which we operate, product cycles tend to be short. However, we must have sufficient quantities of our products available to satisfy our customers' demands. Accordingly, we order significant quantities of our products from our manufacturers prior to receiving customer orders. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods and may become obsolete because of the passage of time and the introduction of new products. For example, as we introduce successive generations of ASICs, we may experience excess inventory of host bus adapters that incorporate the prior generation of ASICs. In these situations, we would be required to write off obsolete inventory, which could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE RELY ON THIRD PARTIES, AND IN SOME CASES, A SOLE MANUFACTURER, FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING AND ASSEMBLY, FAILURES BY THESE THIRD PARTIES TO PROVIDE PRODUCTS OF SUFFICIENT QUALITY AND QUANTITY COULD CAUSE US TO DELAY PRODUCT SHIPMENTS, WHICH COULD RESULT IN DELAYED OR LOST REVENUES OR CUSTOMER DISSATISFACTION.

         Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our Emerald ASIC wafers, and various subcontractors, such as Amkor Technology, Inc., Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. SCI Systems, Inc. in Rapid City, South Dakota, and SMS Technologies, Inc. in San Diego, California perform substantially all assembly operations for our host bus adapters. We have no firm long-term commitments from TSMC, SCI or SMS to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

         Currently, our ASIC products are manufactured by a third party located in Asia, and we may expand our manufacturing, assembly and testing activities abroad. Accordingly, we are subject to risks inherent in international operations, which include:

         o        political, social and economic instability;

         o        trade restrictions and tariffs;

         o        the imposition of governmental controls;

         o exposure to different legal standards, particularly with respect to intellectual property;

         o        import and export license requirements;

         o        unexpected changes in regulatory requirements; and

         o        potentially adverse tax consequences.

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

WE MAY BECOME INVOLVED IN COSTLY AND LENGTHY PATENT INFRINGEMENT OR INTELLECTUAL PROPERTY LITIGATION WHICH COULD SERIOUSLY HARM OUR BUSINESS.

         In recent years, there has been significant litigation in the United States and in foreign countries involving patents and other intellectual property rights. We may become party to litigation in the future as a result of an alleged infringement of others' intellectual property. From time to time, we receive inquiries from other companies concerning whether we used their proprietary information to develop driver software compatible with their operating systems. Any claims that we improperly use another party's proprietary information or that we infringe another party's intellectual property, with or without merit, could adversely affect or delay sales of our products that use the technology in question, result in costly and time-consuming litigation, divert our technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing arrangements, any of which would adversely affect our business, financial condition or operating results. It also is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our products or technology. These or other claims may require us to stop using the challenged intellectual property or to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business, operating results or financial condition could be materially adversely affected.

OUR EXPORT SALES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         Export sales accounted for 23% of our net revenues in 2000, 17% of our net revenues in 1999 and 14% of net revenues in 1998. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

         o        restrictions on the export of technology;

         o        longer accounts receivable payment cycles;

         o reduced and limited protections of intellectual property rights;

         o        trade restrictions; and

         o        changes in tariffs.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR BUSINESS, AND FINANCING MAY NOT BE AVAILABLE.

         We currently anticipate that our available capital resources, combined with cash flows from operations and expected interest income, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the growth of our business.

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

         In addition, acquisitions involve numerous risks, including:

         o difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

         o the diversion of management's attention from other business concerns;

         o risks of entering markets in which we have no or limited prior experience; and

         o        the potential loss of key employees of the acquired company.

         We currently have no commitments or agreements with respect to any such acquisition. In the event that such an acquisition does occur and we are unable to successfully integrate businesses, products, technologies or personnel that we acquire, our business, operating results or financial condition could be materially adversely affected.

ITEM 2. PROPERTIES

         We lease approximately 70,946 square feet in San Diego, California from Jaycor, a former affiliate of ours, for product development and test laboratories, for manufacturing operations, and for administrative, engineering, marketing and sales offices. The term of the lease expires April 30, 2001. We lease approximately 1,949 square feet of office space in Lake Forest, California under a lease that expires in September 2003. We also lease approximately 19,727 square feet in Fremont, California under a lease that expires in May 2005. In July 2000, we entered into leases for our new corporate headquarters in San Diego, covering approximately 85,000 square feet beginning in March 2001 and an additional 57,000 square feet beginning in April 2002. We believe that our current facilities will be adequate to meet our needs until at least the end of 2002.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $0.001 par value per share, has traded on The Nasdaq National Market under the symbol "JNIC" since October 27, 1999. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

                                                                       HIGH                  LOW
                                                                       ----                  ---
               YEAR ENDED DECEMBER 31, 1999
               Fourth Quarter (from October 27, 1999)                  $114.75               $38.75

               YEAR ENDED DECEMBER 31, 2000
               First Quarter                                            $88.00               $48.00
               Second Quarter                                           $52.13               $20.00
               Third Quarter                                            $96.75               $28.88
               Fourth Quarter                                          $126.00               $16.13

         As of February 28, 2001 there were 27,044,636 shares of common stock outstanding held by approximately 213 holders of record. The Company has never declared or paid cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 have been derived from the Company's audited financial statements included elsewhere in this report. The selected financial data as of December 31, 1998 and 1997 and for the years ended December 31, 1997 and 1996 have been derived from audited financial statements for the Company not included herein. The selected financial data as of December 31, 1996 is unaudited, has been prepared on the same basis as the audited financial statements and, in our opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information in accordance with generally accepted accounting principles. The selected financial data set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                               2000        1999        1998        1997        1996
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenues ...........................................    $103,181     $40,171     $12,189      $2,903        $374
  Cost of revenues .......................................      42,050      15,402       5,361       1,252         348
                                                              --------     -------     -------   ---------    --------
    Gross margin .........................................      61,131      24,769       6,828       1,651          26
  Operating expenses:
    Research and development .............................      18,918      11,951       2,919       1,202         510
    Selling and marketing ................................      12,323       4,806       1,526         681         532
    General and administrative ...........................       7,938       3,476       1,698         822         471
    Amortization of intangible assets ....................       5,359       1,506          47           -           -
    Amortization of stock-based compensation .............         623         842          35           -           -
                                                              --------     -------     -------   ---------    --------
      Total operating expenses ...........................      45,161      22,581       6,225       2,705       1,513
                                                              --------     -------     -------   ---------    --------
  Operating income (loss) ................................      15,970       2,188         603     (1,054)     (1,487)
  Interest income ........................................       2,908         352           -           -           -
  Interest expense .......................................          -        (455)       (265)       (130)           -
                                                              --------     -------     -------   ---------    --------
  Income (loss) before income taxes ......................      18,878       2,085         338     (1,184)     (1,487)
  Income tax provision (benefit) .........................       4,622       (673)          27           -           -
                                                              --------     -------     -------   ---------    --------
  Net income (loss) ......................................     $14,256      $2,758       $ 311   $ (1,184)    $(1,487)
                                                              ========     =======     =======   =========    ========
Earnings (loss) per common share:
  Basic ..................................................       $0.61       $0.64      $ 0.74     $(2.82)     $(3.54)
                                                              ========     =======     =======   =========    ========
  Diluted ................................................       $0.53       $0.12      $ 0.02     $(2.82)     $(3.54)
                                                              ========     =======     =======   =========    ========
Number of shares used in per share computations:
  Basic (1) ..............................................      23,541       4,285         420         420         420
  Diluted (1) ............................................      27,009      23,789      17,977         420         420
BALANCE SHEET DATA:
  Cash, cash equivalents and marketable securities .......    $116,445    $ 44,829         $ -         $ -         $ -
  Working capital ........................................     142,446      49,346     (1,830)       (923)         325
  Total assets ...........................................     178,094      72,825       7,814       1,900         446
  Due to affiliate .......................................           -           -       3,061       1,950           -
  Stockholders' equity (deficit) .........................     156,689      65,222       1,173       (740)         362


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

OVERVIEW

         We are a leading developer and manufacturer of Fibre Channel hardware and software products that form critical elements of SANs. We offer a broad line of host bus adapters, ASICs and software that provide high bandwidth for data communication, high speed data transmission without degradation over distances of up to ten kilometers, guaranteed data delivery and scalability to large numbers of network connections. We commenced volume production of host bus adapters in 1996, and we are currently the leading independent supplier of host bus adapters for the Sun Solaris operating system. In late 1998, we obtained our initial certification from an OEM customer for our host bus adapters for the PCI interface, and in 1999 we introduced a much lower cost host bus adapter for the PCI interface based on Fibre Channel products and technology acquired from Adaptec. We first achieved operating income in the quarter ended September 30, 1998. We completed our initial public offering in October 1999.

         We recognize revenue from product sales upon shipment except for sales to distributor customers that have contractual rights of return. Revenue from sales to distributors that have contractual rights of return is recognized when these distributors ship our products to their end-user customers. Allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectable accounts and warranty claims based on past history and expected future returns related to products shipped.

         Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components, material expediting charges, final assembly costs, manufacturing and quality-related costs, inventory management costs and support costs. We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, inventory write-offs, and new product introductions both by us and our competitors.

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

         General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, information technology, administrative activities and legal and accounting fees.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUES. Net revenues increased $63.0 million, or 157%, to $103.2 million in the year ended December 31, 2000 from $40.2 million in the year ended December 31, 1999. The increase was due to an increase in sales of SBus and PCI host bus adapter products with a $46.6 million increase in SBus sales and a $16.9 million increase in PCI sales, partially offset by a decrease in sales of our ASICs. The increase in revenues reflects the increased demand for our products and the continued growth in the market for Fibre Channel products. Sales to customers outside of the United States accounted for 23% of net revenues in 2000 compared to 17% of net revenues in 1999.

GROSS MARGIN. Gross margin increased $36.4 million, or 147%, to $61.1 million in the year ended December 31, 2000 from $24.8 million in the year ended December 31, 1999. Gross margin as a percentage of net revenues decreased to 59.2% during the year ended December 31, 2000 from 61.7% during the year ended December 31, 1999. The decrease was due to increased sales of our PCI host bus adapter products which generally have lower gross margins than our SBus host bus adapter products. Gross margins for the year ended December 31, 2000 also decreased as a result of inventory reserves recorded for slow moving and obsolete inventory and higher prices on certain components due to industry-wide shortages.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $7.0 million, or 58%, to $18.9 million for the year ended December 31, 2000 from $12.0 million for the year ended December 31, 1999. The increase was due primarily to higher personnel costs and contracted services, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts. As a percentage of net revenues, research and development expenses decreased to 18.3% for the year ended December 31, 2000 from 29.8% for the year ended December 31, 1999. This decrease was primarily attributable to the increase in revenues. We anticipate that research and development expenses will increase in absolute dollars in future periods as we hire additional personnel and introduce enhanced versions of our products.

SELLING AND MARKETING. Selling and marketing expenses increased $7.5 million, or 156%, to $12.3 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased trade show participation and continued spending on an advertising and marketing program which we launched in 2000 to focus on our premium branding and channel expansion. Selling and marketing expenses as a percentage of net revenues decreased to 11.9% for the year ended December 31, 2000 from 12.0% for the year ended December 31, 1999. We anticipate that selling and marketing expenses will increase in absolute dollars in future periods as we continue our efforts to increase brand awareness and expand our sales channel.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $4.5 million, or 128%, to $7.9 million for the year ended December 31, 2000 from $3.5 million for the year ended December 31, 1999. The increase was primarily due to higher personnel costs arising from the addition of new employees and additional expenses associated with being a public company. Expenses associated with the hiring of a new chief executive officer and vice president of human resources in 2000 also contributed to the increase in general and administrative expenses. General and administrative expenses as a percentage of net revenues decreased to 7.7% for the year ended December 31, 2000 from 8.7% for the year ended December 31, 1999. We anticipate that general and administrative expenses will increase in absolute dollars in future periods.

AMORTIZATION OF INTANGIBLE ASSETS. We amortized $5.4 million of intangible assets during the year ended December 31, 2000 compared to $1.5 million during the year ended December 31, 1999. The increase in amortization expense relates to the significant increase in intangible assets that resulted from the additional consideration we issued to Adaptec in the third quarter of 1999 for the Fibre Channel technology we acquired from Adaptec in November 1998. The balance will be amortized through the fourth quarter of 2001.

AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees, we recorded total unearned stock-based compensation within stockholders' equity (deficit) of $2.2 million and amortized stock-based compensation of $623,000 and $842,000 during the years ended December 31, 2000 and 1999, respectively.

INTEREST INCOME. Interest income of $2.9 million primarily represents interest earned on our investments in marketable securities during the year ended December 31, 2000, resulting from the proceeds from the initial public offering completed in October 1999 and the public offering completed in October 2000. Interest income of $352,000 in 1999 primarily represents interest earned in November and December 1999 on our investments in marketable securities, resulting from the proceeds from our initial public offering completed at the end of October 1999.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 represents interest associated with our intercompany revolver borrowings from Jaycor. Subsequent to our initial public offering, we repaid the outstanding balance to Jaycor in full. Accordingly, we had no interest expense in the year ended December 31, 2000.

INCOME TAX PROVISION (BENEFIT). We recognized an income tax provision of $4.6 million, with an effective tax rate of 24.5%, during the year ended December 31, 2000 as a result of the taxable income generated in the year ended December 31, 2000. The difference between our effective tax rate of 24.5% and the statutory tax rate is primarily a result of research and development tax credits generated. We recorded a valuation allowance on our net deferred tax assets as of December 31, 2000 because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income.

         We recognized an income tax benefit of $673,000 in the year ended December 31, 1999 due primarily to the utilization of net operating loss carryforwards and the release of a deferred tax asset valuation allowance. The valuation allowance was released during the second quarter of 1999 based on management's determination at the time that our ability to realize such a benefit was more likely than not. This determination was based on our historical operating results, which included the fourth consecutive quarter of pre-tax net income (before non-deductible stock-based compensation), and anticipated future operating results. Excluding the effect for the release of the valuation allowance, the tax rate for 1999 would have been approximately 35%.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES. Net revenues increased $28.0 million, or 230%, to $40.2 million for the year ended December 31, 1999 from $12.2 million for the year ended December 31, 1998. The substantial majority of the increase was due to an increase in sales of SBus host bus adapters. To a lesser extent, the increase in net revenues was due to an increase in sales of PCI host bus adapters. The increase in revenues also reflects the growth in the market for Fibre Channel products and the increased market acceptance of our products. In 1999, our top five customers accounted for 60% of net revenues compared to 56% of net revenues for the top five customers in 1998. Sales to customers outside of the United States accounted for 17% of net revenues in 1999 compared to 14% of net revenues in 1998.

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

SELLING AND MARKETING. Selling and marketing expenses increased $3.3 million, or 215%, to $4.8 million in 1999 from $1.5 million in 1998. The increase was primarily due to higher personnel costs, trade shows and promotional items, and travel expenses resulting from an increase in the number of selling and marketing personnel and increased trade show participation. Selling and marketing expenses as a percentage of net revenues decreased to 12.0% in 1999 from 12.5% in 1998 primarily due to the increase in our revenues.

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

AMORTIZATION OF STOCK-BASED COMPENSATION. We amortized stock-based compensation of $842,000 and $35,000 during the years ended December 31, 1999 and 1998, respectively, related to the grant of stock options to employees.

INTEREST INCOME. Interest income of $352,000 primarily represents interest earned in November and December 1999 on our investments in marketable securities.

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

INCOME TAX PROVISION (BENEFIT). We recognized an income tax benefit of $673,000 during the year ended December 31, 1999 due primarily to the utilization of net operating loss carryforwards and the release of a deferred tax asset valuation allowance. The valuation allowance was released during the second quarter of 1999 based on management's determination that it became more likely than not that our net deferred tax assets will be realized. This determination was based on our historical operating results, which included the fourth consecutive quarter of pre-tax net income (before non-deductible stock-based compensation), and anticipated future operating results. Excluding the effect of the release of the valuation allowance, the tax rate for 1999 would have been approximately 35%. In 1998, we recorded an income tax provision of $27,000 which represented a current tax liability for alternative minimum taxes.

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

GROSS MARGIN. Gross margin increased $5.1 million, or 314%, to $6.8 million in 1998 from $1.7 million in 1997 due to increased revenues. Gross margin as a percentage of net revenues decreased slightly to 56.0% in 1998 from 56.9% in 1997.

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

AMORTIZATION OF STOCK-BASED COMPENSATION. In connection with the grant of stock options to employees during the year ended December 31, 1998, we recorded unearned stock-based compensation within stockholders' equity (deficit) of $1.0 million. We amortized $35,000 of that amount during 1998. Amortization of stock-based compensation during the year ended December 31, 1997 was $0.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, cash provided by operating activities was $4.8 million, compared to $2.6 million and $751,000 of cash provided by operating activities during 1999 and 1998, respectively. The cash provided by operations during the year ended December 31, 2000 reflects net income before depreciation and amortization of approximately $22.5 million offset primarily by cash used for working capital items such as increased accounts receivable and inventories resulting from the continued sales growth in 2000.

         Net cash used in investing activities was $79.2 million in the year ended December 31, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $43.1 million in 1999 and consisted of purchases of marketable securities available for sale and capital expenditures partially offset by proceeds from the sale of marketable securities. Net cash used in investing activities was $1.6 million in 1998 and consisted solely of capital expenditures. The capital expenditures reflect our investment in computer and lab equipment, software development tools and facilities, which are required to support our business expansion.

         Net cash provided by financing activities was $73.3 million in the year ended December 31, 2000, which resulted primarily from the net proceeds from our second public offering in October 2000. In addition, the proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan also provided cash from financing activities in 2000. Net cash provided by financing activities was $45.5 million in 1999, which was generated primarily from our initial public offering in October 1999, partially offset by net payments to affiliates. Net cash provided by financing activities was $846,000 in 1998, all of which was provided by advances from Jaycor.

         We had $116.4 million of cash and cash equivalents and marketable securities at December 31, 2000. Working capital increased to $142.4 million at December 31, 2000 from $49.3 million at December 31, 1999.

         We believe that our current cash, cash equivalents and short term investments, together with expected cash flows from operations, will be sufficient to meet our working capital needs at least through the next 12 months. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement will be effective for JNI on January 1, 2001. SFAS 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. We do not currently use derivative instruments and therefore do not expect the adoption of this new accounting standard will have any impact on our financial position or results of operations.

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

         Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be set forth in the section headed "Proposal 1--Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2000, and is incorporated in this report by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       FINANCIAL STATEMENTS:

         The financial statements of JNI listed below are incorporated in this report by reference to JNI's Annual Report to Stockholders for the fiscal year ended December 31, 2000:

         Report of Independent Accountants

         Balance Sheets as of December 31, 2000 and 1999

         Statements of Income for the Years Ended December 31, 2000, 1999 and
         1998

         Statements of Stockholders' Equity (Deficit) and Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998

         Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

         Notes to Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Accountants on Financial Statement Schedule

         Schedule II - Valuation & Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

(c)      EXHIBITS:

         EXHIBIT
         NUMBER                  DESCRIPTION
         ------                  -----------
          3.1(2)        Fourth Amended and Restated Certificate of Incorporation of the
                        Company
          3.2(2)        By-laws of the Company
          4.1(2)        Specimen Common Stock Certificate
         10.1(2)        Form of Indemnity Agreement for directors and executive officers
         10.2(2)        1997 Stock Option Plan, as amended, and forms of Incentive Stock
                        Option Agreement and Nonstatutory Stock Option Agreement thereunder
         10.3(6)        Amended and Restated 1999 Stock Option Plan, terms of Stock Option
                        Agreement and form of Stock Option Grant Agreement thereunder
         10.4(2)        1999 Employee Stock Purchase Plan and form of subscription agreement thereunder
         10.5(7)        2000 Non-Qualified Stock Option Plan, terms of Stock Option
                        Agreement and form of Stock Option Grant Agreement thereunder
         10.6(2)        Sublease, dated October 7, 1998 between Jaycor, Inc. and JNI
                        Corporation
         10.7(2)        First Amendment to Sublease, dated December 1, 1998 between Jaycor,
                        Inc. and JNI Corporation
         10.8(2)        Second Amendment to Sublease, dated April 1, 1999 between Jaycor,
                        Inc. and JNI Corporation
         10.9(2)        Third Amendment to Sublease, dated May 15, 1999 between Jaycor, Inc.
                        and JNI Corporation
         10.10(2)       Fourth Amendment to Sublease, dated August 1, 1999 between Jaycor,
                        Inc. and JNI Corporation
         10.11(2)       Sublease, dated January 14, 1999 between Obsidian, Inc. and JNI
                        Corporation
         10.12(2)       Form of Severance and Change of Control Agreement, dated September
                        1, 1999, entered into by JNI Corporation and each of Terry M.
                        Flanagan, Thomas K. Gregory, Charles McKnett and Gloria Purdy
         10.13(2)       Tax Sharing Agreement, dated September 1, 1999 between JNI
                        Corporation and Jaymark, Inc.
         10.14(3)       Amended and Restated Sublease Agreement, dated February 17, 2000 between Jaycor, Inc. and JNI Corporation
         10.15(3)       First Amendment to Lease and Consent to Sublease, dated April 4,
                        2000 between CarrAmerica Realty, L.P., Jaycor, Inc. and JNI
                        Corporation
         10.16(4)       Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building A)
         10.17(4)       Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building B)
         10.18(5)       Asset Acquisition and Plan of Reorganization, dated July 24, 2000, among JNI Corporation, Jaymark, Inc., Jaycor, Inc. and California
                        Tube Labratories, Inc.
         10.19(6)       Severance Agreement, dated September 13, 2000, between JNI
                        Corporation and Terry M. Flanagan
         10.20(6)       Amendment No. 1 to Severance and Change of Control Agreement, dated
                        September 14, 2000, between JNI Corporation and Gloria Purdy
         10.21(1)       Loan Agreement and Promissory Note between JNI and Neal Waddington, dated January 9, 2001
         23.1(1)        Consent of PricewaterhouseCoopers LLP

         -------------------
         (1) Filed herewith.

         (2) Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-86501).

         (3) Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended March 31, 2000.

         (4) Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended June 30, 2000.

         (5) Incorporated by reference to the Current Report on Form 8-K filed by JNI on August 4, 2000.

         (6) Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-45934).

         (7) Incorporated by reference to the Registration Statement on Form S-8 filed by JNI on September 14, 2000 (File No. 333-45752)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JNI CORPORATION

                                   March 23, 2001



                                   By:    /s/ NEAL WADDINGTON
                                   ---------------------------------------------
                                          Neal Waddington
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                          DIRECTOR

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                              DATE
---------                                -----                                              ----
     /s/ NEAL WADDINGTON                 President, Chief Executive Officer and Director    March 23, 2001
-------------------------------------    (Principal Executive Officer)
         Neal Waddington


     /s/ GLORIA PURDY                    Chief Financial Officer                            March 23, 2001
-------------------------------------    (Principal Financial and Accounting Officer)
         Gloria Purdy


     /s/ ERIC P. WENAAS                  Chairman of the Board of Directors                 March 23, 2001
-------------------------------------
         Eric P. Wenaas


     /s/ JOHN BOLGER                     Director                                           March 23, 2001
-------------------------------------
         John Bolger


     /s/ LAWRENCE E. FOX                 Director                                           March 23, 2001
-------------------------------------
         Lawrence E. Fox


     /s/ JOHN STISKA                     Director                                           March 23, 2001
-------------------------------------
         John Stiska

                                 JNI CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         PAGE
Report of Independent Accountants....................................................................    F-2
Balance Sheets as of December 31, 2000 and 1999......................................................    F-3
Statements of Income for the Years Ended December 31, 2000, 1999 and 1998............................    F-4
Statements of Stockholders' Equity (Deficit) and Comprehensive Income for the Years Ended
December 31, 2000, 1999 and 1998.....................................................................    F-5
Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998........................    F-6
Notes to Financial Statements........................................................................    F-7

                                 JNI CORPORATION

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of JNI Corporation

In our opinion, the accompanying balance sheets and the related statements of income, of stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of JNI Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 23, 2001

                                 JNI CORPORATION

                                 BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                  DECEMBER 31,
                                                                            ----------------------
                                                                               2000         1999
Current assets:
  Cash and cash equivalents ............................................    $   4,095     $  5,062
  Marketable securities available for sale .............................      112,350       39,767
  Accounts receivable, net .............................................       21,635        6,305
  Inventories ..........................................................       19,262        4,046
  Other current assets .................................................        6,509          711
  Deferred income taxes ................................................            -          946
                                                                            ---------     --------
          Total current assets .........................................      163,851       56,837
Property and equipment, net ............................................        8,995        4,632
Intangible assets, net .................................................        4,688       10,047
Deferred income taxes ..................................................            -        1,309
Other assets ...........................................................          560            -
                                                                            ---------     --------
                                                                            $ 178,094     $ 72,825
                                                                            =========     ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................    $   9,126     $  4,124
  Accrued liabilities ..................................................        7,575        3,367
  Deferred revenue .....................................................        4,704            -
                                                                            ---------     --------
          Total current liabilities ....................................       21,405        7,491
  Other liabilities ....................................................            -          112
                                                                            ---------     --------
          Total liabilities ............................................       21,405        7,603
                                                                            ---------     --------

Commitments (Note 10)

Stockholders' equity:
 Preferred stock, undesignated series, 5,000,000 shares authorized;
     none issued .......................................................            -            -

 Common stock, par value $.001 per share; 100,000,000 shares authorized;
     25,551,749 and 21,838,679 shares issued and outstanding ...........           26           22
  Additional paid-in capital ...........................................      143,610       67,078
  Unearned stock-based compensation ....................................         (665)      (1,311)
  Accumulated other comprehensive income (loss) ........................            6          (23)
  Retained earnings (deficit) ..........................................       13,712         (544)
                                                                            ---------     --------
          Total stockholders' equity ...................................      156,689       65,222
                                                                            ---------     --------
                                                                            $ 178,094     $ 72,825
                                                                            =========     ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 JNI CORPORATION

                              STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        2000           1999             1998
  Net revenues .................................    $   103,181    $     40,171     $     12,189
  Cost of revenues .............................         42,050          15,402            5,361
                                                    -----------    ------------     ------------
          Gross margin .........................         61,131          24,769            6,828
                                                    -----------    ------------     ------------

Operating expenses:
  Research and development .....................         18,918          11,951            2,919
  Selling and marketing ........................         12,323           4,806            1,526
  General and administrative ...................          7,938           3,476            1,698
  Amortization of intangible assets ............          5,359           1,506               47
  Amortization of stock-based compensation .....            623             842               35
                                                    -----------    ------------     ------------
          Total operating expenses .............         45,161          22,581            6,225
                                                    -----------    ------------     ------------
Operating income ...............................         15,970           2,188              603
Interest income ................................          2,908             352                -
Interest expense - affiliate ...................              -            (455)            (265)
                                                    -----------    ------------     ------------
Income before income taxes .....................         18,878           2,085              338
Income tax provision (benefit) .................          4,622            (673)              27
                                                    -----------    ------------     ------------

          Net income ...........................    $    14,256    $      2,758     $        311
                                                    ===========    ============     ============

Earnings per share:
  Basic ........................................    $      0.61    $       0.64     $       0.74
                                                    ===========    ============     ============
  Diluted ......................................    $      0.53    $       0.12     $       0.02
                                                    ===========    ============     ============


Number of shares used in per share computations:

  Basic ........................................     23,541,000       4,285,000          420,000
  Diluted ......................................     27,009,000      23,789,000       17,977,000


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 JNI CORPORATION

      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
                        (In thousands, except share data)

                                                                CONVERTIBLE
                                                              PREFERRED STOCK,                  COMMON STOCK            ADDITIONAL
                                                                  SERIES A                      ------------             PAID-IN
                                                           SHARES         AMOUNT          SHARES           AMOUNT        CAPITAL
BALANCE - DECEMBER 31, 1997 ........................     16,590,000       $       17         420,000     $       -     $  2,856
  Issuance of convertible preferred stock ..........      1,132,895                1                                      1,566
  Stock-based compensation .........................                                                                      1,005
  Net income .......................................
                                                       ------------       ----------     -----------     ---------     --------
BALANCE - DECEMBER 31, 1998 ........................     17,722,895               18         420,000             -        5,427

  Issuance of warrants .............................                                                                     10,920
  Stock-based compensation .........................                                                                      1,183
  Issuance of common stock in IPO, net of
    issuance costs .................................                                       2,800,000             3       48,049
  Conversion of convertible preferred stock
    into common stock ..............................    (17,722,895)             (18)     17,722,895            18
  Common stock options exercised ...................                                         895,784             1          151
  Unrealized gain (loss) on marketable securities...
  Tax benefit from stock option transactions .......                                                                        490
  Tax benefit from technology transfer from parent..                                                                        858
  Net income .......................................
                                                       ------------       ----------     -----------     ---------     --------
BALANCE - DECEMBER 31, 1999 ........................              -                -      21,838,679            22       67,078

  Exercise of warrants by Adaptec ..................                                         839,998             1
  Stock-based compensation .........................
  Common stock options exercised ...................                                       1,789,409             2        3,047
  Common stock issued under Employee Stock
    Purchase Plan ..................................                                          83,663                      1,381
  Unrealized gain (loss) on marketable securities...
  Tax benefit from stock option transactions .......                                                                      3,187
  Issuance of common stock in public offering,
    net of issuance costs ..........................                                       1,000,000             1       68,917
  Net income .......................................
                                                       ------------       ----------     -----------     ---------     --------
BALANCE - DECEMBER 31, 2000 ........................              -       $        -      25,551,749     $      26     $143,610
                                                       ============       ==========     ===========     =========     ========

                                                                         ACCUMULATED                     TOTAL
                                                        UNEARNED            OTHER         RETAINED    STOCKHOLDERS'
                                                       STOCK-BASED      COMPREHENSIVE     EARNINGS       EQUITY       COMPREHENSIVE
                                                      COMPENSATION      INCOME (LOSS)     (DEFICIT)     (DEFICIT)         INCOME
BALANCE - DECEMBER 31, 1997 ........................   $        -       $        -      $   (3,613)      $    (740)
  Issuance of convertible preferred stock ..........                                                         1,567
  Stock-based compensation .........................         (970)                                              35
  Net income .......................................                                           311             311       $     311
                                                       ----------       ----------      ----------       ---------       ---------
BALANCE - DECEMBER 31, 1998 ........................         (970)               -          (3,302)          1,173             311
                                                                                                                         =========
  Issuance of warrants .............................                                                        10,920
  Stock-based compensation .........................         (341)                                             842
  Issuance of common stock in IPO, net of
    issuance costs .................................                                                        48,052
  Conversion of convertible preferred stock
    into common stock ..............................                                                             -
  Common stock options exercised ...................                                                           152
  Unrealized gain (loss) on marketable securities...                           (23)                            (23)            (23)
  Tax benefit from stock option transactions .......                                                           490
  Tax benefit from technology transfer from parent..                                                           858
  Net income .......................................                                         2,758           2,758           2,758
                                                       ----------       ----------      ----------       ---------       ---------
BALANCE - DECEMBER 31, 1999 ........................       (1,311)             (23)           (544)         65,222           2,735
                                                                                                                         =========
  Exercise of warrants by Adaptec ..................                                                             1
  Stock-based compensation .........................          646                                              646
  Common stock options exercised ...................                                                         3,049
  Common stock issued under Employee Stock
    Purchase Plan ..................................                                                         1,381
  Unrealized gain (loss) on marketable securities...                            29                              29              29
  Tax benefit from stock option transactions .......                                                         3,187
  Issuance of common stock in public offering,
    net of issuance costs ..........................                                                        68,918
  Net income .......................................                                        14,256          14,256          14,256
                                                       ----------       ----------      ----------       ---------       ---------
BALANCE - DECEMBER 31, 2000 ........................   $     (665)      $        6      $   13,712       $ 156,689       $  14,285
                                                       ==========       ==========      ==========       =========       =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                        2000       1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................     $  14,256    $   2,758   $     311
  Adjustments to reconcile net income to net cash provided by operating activities:
      Deferred income taxes....................................        (3,850)      (1,293)          -
      Tax benefit from stock option transactions...............         3,187          490           -
      Depreciation and amortization............................         2,238        1,148         243
      Amortization of intangible assets........................         5,359        1,506          47
      Amortization of stock-based compensation.................           646          842          35
      Accrued interest expense - affiliate.....................             -         (395)        265
      Accrued receivable - affiliate...........................             -          159           -
  Changes in assets and liabilities:
      Accounts receivable, net.................................       (15,330)      (3,005)     (2,444)
      Inventories..............................................       (15,216)      (2,871)       (439)
      Other assets.............................................        (6,358)        (471)       (157)
      Deferred income taxes....................................         6,105            -           -
      Accounts payable.........................................         5,002        1,583       2,057
      Accrued liabilities......................................         4,208        2,165         799
      Deferred revenue.........................................         4,704            -           -
      Other liabilities........................................          (112)          12          34
                                                                    ----------   ----------  ----------
Net cash provided by operating activities......................         4,839        2,628         751
                                                                    ----------   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities available for sale........       (72,554)     (49,790)          -
  Proceeds from sale of marketable securities available for sale            -       10,000           -
  Capital expenditures.........................................        (6,601)      (3,314)     (1,597)
                                                                    ----------   ----------  ----------
Net cash used in investing activities..........................       (79,155)     (43,104)     (1,597)
                                                                    ----------   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments to) advances from affiliate....................             -       (2,666)        846
  Net proceeds from issuance of common stock...................        73,349       48,204           -
                                                                    ----------   ----------  ----------
Net cash provided by financing activities......................        73,349       45,538         846
                                                                    ----------   ----------  ----------
Net change in cash.............................................          (967)       5,062           -
Cash, beginning of period......................................         5,062            -           -
                                                                    ----------   ----------  ----------
Cash, end of period............................................     $   4,095    $   5,062   $       -
                                                                    ==========   ==========  ==========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment and intangible assets in
  exchange for convertible preferred stock and warrants to
  purchase convertible preferred stock.........................     $       -    $  10,920   $   1,567

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 JNI CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     JNI Corporation ("JNI" or the "Company") commenced operations in 1993 as a division of Jaycor, Inc. ("Jaycor"). In February 1997, Jaycor effected a corporate reorganization in which it formed two new corporations: Jaymark, Inc. ("Jaymark") and the Company. Jaymark became the parent of Jaycor and of the Company in that reorganization transaction. Jaycor then transferred technology and assets relating to its fibre channel division to Jaymark, which in turn contributed these to the Company in exchange for shares of the Company's common and preferred stock, which automatically converted into common stock upon the closing of the Company's initial public offering. In July 2000, Jaymark distributed its shares to its stockholders in a reorganization transaction which resulted in Jaymark's liquidation and dissolution and eliminated control of JNI by Jaymark (Note 3).

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

BASIS OF PRESENTATION

     The accompanying financial statements reflect the financial position, results of operations, changes in stockholders' equity and cash flows as if the Company was a separate entity for all periods presented. The financial statements have been prepared using the historical basis in the assets and liabilities and historical results of operations related to the Company's business. When the Company was a division of Jaycor, the cash used by the Company was funded by Jaycor. Subsequent to incorporation, the Company's cash receipts and disbursements continued to be processed by Jaycor until the Company completed its initial public offering (Note 6). Subsequent to its initial public offering, the Company commenced processing its cash receipts and disbursements.

     Prior to the Company's initial public offering, general corporate overhead related to Jaymark's corporate headquarters and common support divisions have been allocated to the Company generally based on the proportion of the Company's total labor costs to the total of all of Jaymark's subsidiaries' total labor costs. Allocated charges included in operating expenses totaled $1,086 and $509 for the years ended December 31, 1999 and 1998, respectively. Management believes these allocations fairly and reasonably approximate costs incurred by Jaymark on behalf of the Company's operations.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from the date of purchase. The carrying value of cash and cash equivalents approximates fair value due to the nature of their short-term maturities.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Useful lives range from three to seven years for equipment and furniture and the shorter of the useful lives or the terms of the leases (one to three years) for leasehold improvements. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense as incurred.

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

INTANGIBLE ASSETS

     Intangible assets represent certain products and technology purchased in November 1998 (Note 2) and are being amortized over their estimated useful lives of three years using the straight-line method. Accumulated amortization totaled $6,894 and $1,535 at December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment except for sales to distributor customers that have contractual rights of return. Revenue from sales to distributors that have contractual rights of return is recognized when these distributors ship the Company's products to their end-user customers. Allowances for estimated sales returns are provided at the time revenue is recognized. The Company reserves for uncollectable accounts and warranty claims based on past history and expected future returns related to products shipped.

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

     The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which is defined as completion of designing, coding and testing activities. The amount of costs eligible for capitalization, after consideration of factors such as net realizable value, have not historically been material and, accordingly, all software development costs have been charged to research and development expense as incurred in the accompanying statements of income.

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

EARNINGS PER SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                  2000          1999          1998
      Numerator:
        Net income .......................................................       $14,256        $2,758          $311
                                                                              ==========    ==========    ==========
      Denominator:
        Denominator for basic earnings per share - weighted average shares
           outstanding ...................................................    23,541,000     4,285,000       420,000
        Effect of dilutive securities:
           Dilutive warrants outstanding .................................        69,000       840,000             -
           Dilutive options outstanding ..................................     3,378,000     4,144,000       815,000
           Employee stock purchase plan shares ...........................        21,000         1,000             -
           Convertible preferred stock ...................................             -    14,519,000    16,742,000
                                                                              ----------    ----------    ----------
        Denominator for diluted earnings per share - adjusted weighted
           average shares ................................................    27,009,000    23,789,000    17,977,000
      Basic earnings per share ...........................................         $0.61         $0.64         $0.74
      Diluted earnings per share .........................................         $0.53         $0.12         $0.02


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement will be effective for the Company on January 1, 2001. SFAS 133 requires certain accounting and reporting standards for derivative financial instruments and hedging activities. Under SFAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company does not currently use derivative instruments and therefore does not expect the adoption of this new accounting standard will have any impact on its financial position or results of operations.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     On September 30, 1999, the Company and Adaptec amended the first of the Series A warrants to fix the number of shares issuable thereunder at 840,000. No shares were issuable under the second and third warrants as a result of the actual revenues earned by the Company on sales of products based on the acquired technology during the period from February 1, 1999 to the date of the Company's initial public offering. As a result of the issuance of the 840,000 warrants, additional purchase price consideration of $10,920 was recorded on September 30, 1999. This additional purchase price was allocated to intangible assets and is being amortized over the remaining useful life of the asset.

     The 1,132,895 shares of the Company's Series A Convertible Preferred Stock converted to common stock as of the date of the Company's initial public offering. During the first quarter of 2000, Adaptec exercised its warrant to purchase 840,000 shares of the Company's common stock. Adaptec performed a net exercise of the warrant, pursuant to which the Company issued a total of 839,998 common shares to Adaptec after taking into consideration the one hundred dollar exercise price.

NOTE 3 -- JAYMARK REORGANIZATION

     On July 24, 2000, Jaymark, Inc., previously the parent company of JNI Corporation, distributed 14,175,000 shares to its stockholders in a reorganization transaction which resulted in Jaymark's liquidation and dissolution and eliminated control of the Company by Jaymark. Under a reorganization agreement among the Company, Jaymark and two of Jaymark's subsidiaries, the Company facilitated Jaymark's reorganization and liquidating distribution in exchange for certain lock-up agreements that restrict Jaymark stockholders' ability to sell the Company's shares received in the distribution. The Company also granted the former Jaymark stockholders certain registration rights under the reorganization agreement with respect to the shares of the Company's common stock that Jaymark previously held. Under the reorganization agreement, the former Jaymark stockholders were entitled to include at least 2,000,000 shares in any registration for a public offering effected by the Company within five months after Jaymark's reorganization. The Company fulfilled this obligation in conjunction with the public offering in October 2000. The Company further agreed in the reorganization agreement that in the event it initiates a second public offering of the Company's common stock during a time period when the sale or transfer of any shares of the Company's common stock is restricted pursuant to the reorganization agreement, the Company will include 20% of the shares subject to such restrictions in any registration statement it files for the purpose of effecting such an offering.

NOTE 4 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                 AS OF DECEMBER 31,
                                                            --------------------------
                                                               2000            1999
Accounts receivable:
  Accounts receivable................................       $  22,461       $   6,800
  Less allowance for doubtful accounts...............            (826)           (495)
                                                            ---------       ---------
              Total.................................        $  21,635       $   6,305
                                                            =========       =========

                                                                 AS OF DECEMBER 31,
                                                            --------------------------
                                                               2000            1999
Inventories:
  Raw materials......................................       $  14,149       $   3,027
  Work in process....................................           2,260             299
  Finished goods.....................................           2,853             720
                                                            ---------       ---------
              Total.................................        $  19,262       $   4,046
                                                            =========       =========

                                                                 AS OF DECEMBER 31,
                                                            --------------------------
                                                               2000            1999
Property and equipment, net:
  Computer and test equipment...........................    $  10,177       $   5,611
  Leasehold improvements................................          706             110
  Office furniture and other equipment..................        1,869             430
                                                            ---------       ---------
                                                               12,752           6,151
Less accumulated depreciation and amortization..........       (3,757)         (1,519)
                                                            ---------       ---------
              Total.....................................    $   8,995       $   4,632
                                                            =========       =========

                                                                 AS OF DECEMBER 31,
                                                            --------------------------
                                                               2000            1999
Accrued liabilities:
  Payroll and payroll related costs.....................    $   4,447       $   2,251
  Other.................................................        3,128           1,116
                                                            ---------       ---------
                                                            $   7,575       $   3,367
                                                            =========       =========

NOTE 5 -- MARKETABLE SECURITIES

     At December 31, 2000 and 1999, the amortized cost and estimated fair value of marketable securities available for sale were as follows:

                                                                  DECEMBER 31, 2000
                                                  --------------------------------------------------
                                                  AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                     COST         GAINS        LOSSES         VALUE
                                                  ---------    ----------    ----------     ---------

U.S. government and agency debt...............    $   5,393     $       -       $   -       $  5,393
State, municipal, and county government debt..       87,578             -           -         87,578
Corporate debt................................       19,373             6           -         19,379
                                                  ---------     ---------       -----      ---------
                                                  $ 112,344     $       6       $   -      $ 112,350
                                                  =========     =========       =====      =========

                                                                  DECEMBER 31, 1999
                                                  --------------------------------------------------
                                                   AMORTIZED   UNREALIZED    UNREALIZED       FAIR
                                                     COST         GAINS        LOSSES         VALUE
                                                  ---------    ----------    ----------     ---------

U.S. government and agency debt...............    $   2,317     $       -       $  (5)     $   2,312
State, municipal, and county government debt..       30,584             -         (18)        30,566
Corporate debt................................        6,889             -           -          6,889
                                                  ---------     ---------       -----      ---------
                                                  $  39,790     $       -       $ (23)     $  39,767
                                                  =========     =========       =====      =========

     The cost of securities sold is based on the specific identification method. Realized losses on the sale of available for sale securities during the year ended December 31, 2000 were $41. No gains or losses were realized on the sale of available for sale securities during the year ended December 31, 1999.

NOTE 6 -- STOCKHOLDERS' EQUITY

     During October 1999, the Company completed its initial public offering for the sale of 5,635,000 shares of common stock (of which 2,800,000 shares were sold by the Company and 2,835,000 were sold by the Company's former principal stockholder, Jaymark) at a price to the public of $19.00 per share, which resulted in net proceeds to the Company of $49,476 after the payment of underwriters' commission but before the deduction of offering expenses. Upon the closing of the Company's initial public offering, all the outstanding Series A Convertible Preferred Stock was automatically converted into 17,722,895 shares of common stock.

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

NOTE 7 -- BENEFIT PLANS

     The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees are eligible to participate on the first day of the month following their hire date. The plan allows for a Company matching contribution (the "Match") in which employees vest 20% per year on the second through sixth anniversaries of their hire date. The Match is 100% of the employee's first five percentage points of salary contributed. During the years ended December 31, 2000 and 1999, the charge to operations for the Match was $621 and $256, respectively.

     During February 1997, the Company adopted an option plan (the "1997 Plan") which provides for the issuance of 4,396,441 shares of the Company's common stock. The 1997 Plan provides for the grant to employees and directors of the Company of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. Options granted under the 1997 Plan became exercisable upon the Company's initial public offering and have a ten year term from the date of grant. The exercise price of all options granted under the 1997 Plan are not less than the fair market value of the Company's common stock as determined by the Board on the date of grant. As a result of the reorganization agreement with Jaymark on July 24, 2000 (Note 3), vesting of options granted under the 1997 Plan was accelerated to a three-year vesting period from a four year vesting period based on the terms of the stock option plan. At December 31, 2000, there were 62,737 shares of the Company's common stock available for future grant under the 1997 Plan.

     In April 1999, the Company adopted a second option plan (the "1999 Plan"), as amended, which provides for the issuance of up to 2,312,800 shares of the Company's common stock. The 1999 Plan provides for the grant to employees, consultants and directors of the Company of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. Options granted under the 1999 Plan shall be exercisable at such time or upon such event and subject to the terms, conditions and restrictions as determined by the Board; provided, however, that no option shall be exercisable after ten years from the date of grant. The exercise price of all incentive stock options granted under the 1999 Plan are not less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1999 Plan generally vest over a four-year period. At December 31, 2000, there were 424,019 shares of the Company's common stock available for future grant under the 1999 Plan.

     In August 2000, the Company adopted a third option plan (the "2000 Plan"), which provides for the issuance of up to 1,400,000 shares of the Company's common stock. The 2000 Plan provides for the grant to employees and consultants of the Company of non-qualified stock options to purchase shares of the Company's common stock. Options granted under the 2000 Plan shall be exercisable at such time or upon such event and subject to the terms, conditions and restrictions as determined by the Board; provided, however, that no option shall be exercisable after ten years from the date of grant. Options granted under the 2000 Plan generally vest over a four-year period. At December 31, 2000, there were 539,300 shares of the Company's common stock available for future grant under the 2000 Plan.

     A summary of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the periods is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------------------
                                                 2000                            1999                          1998
                                                    WEIGHTED AVERAGE                 WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                      (a)Options     EXERCISE PRICE    (b)Options     EXERCISE PRICE   (c)Options    EXERCISE PRICE
Outstanding at beginning of period..   4,568,107          $3.15         4,038,741          $0.17        3,759,840         $0.17
  Granted ..........................   1,858,850          54.18         1,478,700           9.39          808,500          0.17
  Exercised ........................  (1,789,409)          1.70          (895,784)          0.17                -             -
  Cancelled ........................    (239,556)         28.40           (53,550)          0.65         (529,599)         0.17
                                       ---------                        ---------                       ---------
Outstanding at end of period .......   4,397,992         $23.93         4,568,107          $3.15        4,038,741         $0.17
                                       =========                        =========                       =========
Vested at end of period ............   1,614,511                          206,716                         375,984
Exercisable at end of period .......   1,614,511                          206,716                               -
Weighted average fair value per
   option of options granted during
   the period ......................                     $38.81                            $5.42                          $1.34

     The following table summarizes information regarding employee stock options outstanding at December 31, 2000:

                                                           OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                        ---------------------------     -----------------------------
                                                           WEIGHTED
                                                            AVERAGE        WEIGHTED                         WEIGHTED
                                                          REMAINING        AVERAGE                          AVERAGE
                                        NUMBER           CONTRACTUAL       EXERCISE       NUMBER            EXERCISE
  EXERCISE PRICES                     OUTSTANDING        LIFE (YEARS)       PRICE       EXERCISABLE          PRICE
December 31, 2000:
    $0.17..................            1,796,763             7.00            $0.17       1,488,432            $0.17
    $0.71..................              104,035             8.19             0.71          19,615             0.71
    $10.00 - $26.81........              761,094             8.72            13.20         106,214            13.10
    $28.50 - $68.98........            1,472,150             9.63            50.96               -             0.00
    $69.00 - $122.50.......              263,950             9.75            74.97             250            69.00
                                       ---------             ----           ------       ---------            -----
    $0.17 - $122.50........            4,397,992             8.37           $23.93       1,614,511            $1.04

     Stock-based compensation is recognized using the intrinsic value method. In connection with the grant of stock options to employees, the Company recorded unearned stock-based compensation within stockholders' equity of $1,183 and $1,005 during the years ended December 31, 1999 and 1998, respectively, representing the difference between the estimated fair value of the common stock determined for financial reporting purposes and the exercise price of these options at the date of grant. Amortization of unearned stock-based compensation, net of any charges reversed during the period for the forfeiture of unvested options, was $623, $842 and $35 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, the remaining unearned stock-based compensation of approximately $665 will be amortized as follows: $433 in 2001, $219 in 2002 and $13 in 2003. The amount of stock-based compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

     During October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 175,000 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2000, 83,663 shares of common stock have been issued under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan is subject to an annual increase on January 1 of each year beginning in 2001 equal to the lesser of (a) 87,500 shares, (b) 1.0% of the outstanding shares on such date or (c) a lesser amount as determined by the Board. The Purchase Plan permits eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential 24-month offering periods. Each such offering period is divided into four consecutive six-month purchase periods. Unless the Board establishes a higher price, the price at which shares are purchased under the Purchase Plan for such offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the applicable purchase period within such offering period.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income (loss) and diluted earnings (loss) per common share would have been as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000      1999      1998
      Net income (loss):
        As reported...........................      $14,256   $ 2,758    $   311
        Pro forma.............................         (211)    1,532        231
      Diluted earnings (loss) per common share:
        As reported...........................      $  0.53   $  0.12    $  0.02
        Pro forma.............................        (0.01)     0.06       0.01


                                                                     YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2000        1999       1998
       Weighted average grant-date fair value of options
          granted:
          Exercise price equal to estimated fair value of
               stock on the grant date:
               Aggregate value ............................     $ 72,141     $ 6,581     $    12
               Per share value ............................        38.81        5.89        0.07
          Exercise price less than the estimated fair value
               of stock on the grant date:
               Aggregate value ............................     $      -     $ 1,433     $ 1,068
               Per share value ............................            -        3.97        1.67

     The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2000, 1999 and 1998: no dividend yield; risk-free interest rate of 6.03%, 5.56% and 4.83% and expected terms of 3.3 years, 7.4 years and 9.9 years, respectively. The volatility of the Company's common stock underlying the options was 115% and 95% during the years ended December 31, 2000 and 1999. The volatility of the Company's common stock was not considered during the year ended December 31, 1998 because the Company's equity was not publicly-traded as of December 31, 1998. The fair value of the employees' purchase rights pursuant to the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2000 and 1999: no dividend yield; risk-free interest rate of 5.36% and 5.08%; expected term of 1.3 years and 6 months and expected volatility of 97% and 95%, respectively. The weighted average fair value of those purchase rights granted in 2000 and 1999 was $13.80 and $8.00, respectively.

NOTE 8 -- INCOME TAXES

     The components of the income tax provision (benefit) are as follows:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                           2000       1999        1998
       CURRENT:
         Federal .....................    $7,618       $619        $22
         State .......................       854          1          5
                                          ------       ----        ---
                                           8,472        620         27
                                          ------       ----        ---


       DEFERRED:
         Federal .....................    (3,170)    (1,008)         -
         State .......................      (680)      (285)         -
                                          ------       ----        ---
                                         $(3,850)   $(1,293)         -
                                          ------       ----        ---
                                          $4,622      $(673)       $27
                                          ------       ----        ---

     The provision for 1998 relates to the federal and state alternative minimum tax.

     The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                          2000     1999     1998
       Tax provision (benefit) at statutory rate .......   34%      34%      34%
       State tax, net of federal tax benefit ...........    7        8        7
       Research and development credits ................  (14)     (21)     (21)
       Stock-based compensation ........................    1       14        4
       Utilization of net operating loss carryforwards..    -      (45)    (115)
       Net change in valuation allowance ...............    -      (22)      96
       Other ...........................................   (4)       -        3
                                                          ---      ---     ----
                                                           24%     (32)%      8%
                                                          ===      ===     ====

     The components of the Company's net deferred tax assets (liabilities) are as follows:

                                                                                          DECEMBER 31,
                                                                                     ----------------------
                                                                                        2000          1999
       Deferred tax assets:
         Net operating loss carryforwards ......................................     $  9,432      $      -
         Research and development credit carryforwards .........................        2,396           172
         Allowances and reserves ...............................................        1,602           496
         Accrued payroll and payroll related costs .............................          290           246
         Intangible assets .....................................................        2,976         1,309
         Deferred revenue ......................................................        1,848             -
         Other .................................................................          569            32
                                                                                     --------      --------
                  Total deferred tax assets ....................................     $ 19,113      $  2,255
        Deferred tax liabilities:
         Deferred costs ........................................................     $   (622)            -
         Depreciation ..........................................................     $   (357)     $      -
                                                                                     --------      --------
                 Net deferred tax asset ........................................       18,134         2,255
                 Less valuation allowance ......................................      (18,134)            -
                                                                                     --------      --------
                                                                                     $      -      $  2,255
                                                                                     ========      ========

     At December 31, 1999, there was no valuation allowance recorded against the net deferred tax assets as management determined at that time that it was more likely than not that the net deferred tax assets would be realized based on historical and anticipated future pre-tax results of operations of the Company. At December 31, 2000, the Company provided a valuation allowance for its net deferred tax assets because of uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related deductions will exceed future taxable income. If or when recognized, the tax benefit of these deferred tax assets will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $25,190 and $15,739 expiring from 2005 to 2020. The net operating loss includes the tax benefit related to the exercise of stock options, which benefit was recorded to additional paid-in capital. The Company also had federal and state research and development tax credit carryforwards of approximately $1,546 and $1,288, expiring from 2019 to 2020.

NOTE 9--RELATED PARTY TRANSACTIONS

DUE TO AFFILIATE

     On February 1, 1997, the Company entered into a revolving loan agreement with Jaycor whereby Jaycor and the Company agreed to consent to borrow and/or lend sums to each other as may be needed from time to time in the ordinary course of business. Under the terms of the agreement, the advances bore interest at a floating rate equal to Jaycor's incremental cost of borrowing (13.3% at December 31, 1999). During the years ended December 31,

1999 and 1998, the Company incurred interest expense on advances from Jaycor of $455 and $265, respectively. Subsequent to the Company's initial public offering, the outstanding balance to Jaycor was paid in full.

BUILDING SUBLEASE

     In February 2000, the Company and Jaycor entered into a sublease agreement, as amended, whereby the Company subleased a certain portion of Jaycor's facilities for terms consistent with Jaycor's primary lease. The sublease provides for a base monthly rent and is subject to an annual increase based upon the Consumer Price Index (CPI) percentage with a minimum increase of 2.5% and a maximum increase of 5% annually. The term of the lease expires in April 2001. In addition, the sublease requires the payment of a pro rata portion of the monthly operating costs, taxes and utilities of the premises. As of December 31, 2000, the Company's future annual minimum payments due to Jaycor under this sublease were $457 for the year ending December 31, 2001.

REGISTRATION RIGHTS AGREEMENTS

     Pursuant to a Registration Rights Agreement dated as of September 1, 1999, the former Jaymark stockholders have registration rights with respect to the shares of the Company's common stock that Jaymark previously held. Under the Registration Rights Agreement, if the Company proposes to register any of the Company's securities under the Securities Act at any time beginning two years after the date of the Company's initial public offering, either for the Company's own account or for the account of other security holders, holders of shares entitled to registration rights are entitled to notice of the registration and are entitled to include their shares in the registration, at the Company's expense. Beginning twelve months after the date of the Company's initial public offering, the former Jaymark stockholders also are entitled to specified demand registration rights under which they may require the Company to file a registration statement under the Securities Act at the Company's expense with respect to shares of the Company's common stock, and the Company is required to use its best efforts to effect this registration. Further, the former Jaymark stockholders may require the Company to file additional registration statements on Form S-3. These registration rights are subject to conditions and limitations, among them the right of the underwriters of an offering to limit the number of shares included in the registration and the Company's right not to effect a requested registration within twelve months following the initial offering of the Company's securities. All of these registration rights terminate after the Company has effected two registration statements, or at the latest, four years from the date of the Company's initial public offering.

RELATED PARTY LOAN

     On January 9, 2001, the Company entered into a loan agreement with its chief executive officer in the amount of $500. Concurrent with the loan agreement, the Company's chief executive officer executed a promissory note to pay off the loan with $250 of principal and accrued interest due and payable at each anniversary date of the loan agreement or payment of all unpaid or unforgiven principal and accrued interest due upon termination of employment with the Company. The loan bears interest at a 5% rate. In the event the chief executive officer's employment with the Company is terminated without cause, all outstanding principal and interest would be forgiven. Additionally, the Company will forgive an amount equal to $250 of principal and all accrued interest on the first and second anniversary dates of the loan provided the chief executive officer is an employee of the Company on the relevant forgiveness date and has not given notice of resignation or been given notice of termination for cause.

NOTE 10 -- COMMITMENTS

     The Company leases its operating facilities and certain office equipment under noncancelable operating leases. The facility leases require the payment of taxes, maintenance, utilities and insurance.

     Future annual minimum lease payments due under noncancelable operating leases consist of the following at December 31, 2000:

                                               OPERATING
      YEARS ENDING DECEMBER 31,                  LEASES
                                                 ------
      2001 .................................    $ 2,965
      2002 .................................      4,134
      2003 .................................      4,608
      2004 .................................      4,681
      2005 .................................      4,548
      Therafter ............................     16,983
                                                -------
         Total minimum lease payments ......    $37,919


     Rent expense under all operating leases for the years ended December 31, 2000, 1999 and 1998 was $1,560, $1,002 and $353, respectively. Rent expense incurred from Jaycor (Note 9) was $1,053, $558 and $254 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 11 -- CONCENTRATIONS OF RISK

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

     The Company sells its products to original equipment manufacturers, distribution channel customers and directly to end users and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Sales to customers outside of the United States accounted for 23%, 17% and 14% of the Company's net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. In relation to the Company's net revenues, 5%, 4% and 4% were to customers located in Japan, 16%, 11% and 9% were to customers located in Western Europe and 2%, 2% and 1% were to other foreign customers.

     The percentage of sales to significant customers was as follows:

                                         YEAR ENDED DECEMBER 31,
                                        ------------------------
                                        2000     1999     1998
      Customer A ...................      16%      16%      19%
      Customer B ...................       8       11       16
      Customer C ...................      21       18        6
      Customer D ...................      13       11        9

NOTE 12 - SUBSEQUENT EVENTS (UNAUDITED)

STOCKHOLDER RIGHTS PLAN

     On February 1, 2001, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). Under the terms of the Plan, stockholders of record as of February 28, 2001 received a dividend of one Preferred Stock Purchase Right ("Right(s)") for each share of common stock held on that date. The Rights will expire ten years after issuance and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock. Each Right will entitle stockholders to purchase one one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $250.00 per Right.

     If a person or group accumulates 15% or more of the common stock, each Right (other than Rights held by a 15% acquiror) allows the stockholder to purchase common stock having a market value of twice the exercise price of the Right. In addition, in the event of certain business combinations, the Rights allow the holders to purchase common stock of an acquiror at a 50% discount. The Board of Directors is entitled to redeem the Rights at $.001 per Right at any time prior to the public announcement of the existence of a 15% holder.

STOCK OPTION EXCHANGE PROGRAM

     In February 2001, the Company's compensation committee of its Board of Directors approved a voluntary stock option exchange program for the Company's employees, officers and directors.

     Under the program, the Company's employees, officers and directors were given the opportunity to cancel stock options granted to them between January 2000 and December 2000 in exchange for an equal number of new options to be granted in the future, on a date more than six months after the date of cancellation of the original options. The new options will be granted on August 21, 2001. The exercise price of the new options will be the fair market value of the Company's common stock on that date. Cancelled options total 1,144,450 shares with an average exercise price of $57 per share.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   QUARTER ENDED
                                 MARCH 31       JUNE 30    SEPTEMBER 30  DECEMBER 31
1999
Net revenues                     $  6,363       $ 8,549      $10,852      $14,407
Gross margin                        4,076         5,383        6,610        8,700
Operating income                       66           585        1,094          443
Net income (loss)                $    (75)      $ 1,842      $   440      $   551
Net income (loss) per share      $  (0.18)      $  0.08      $  0.02      $  0.02
2000
Net revenues                     $ 18,477       $24,024      $30,013      $30,667
Gross margin                       11,130        14,136       17,812       18,053
Operating income                    1,620         3,155        5,918        5,277
Net income                       $  1,324       $ 2,292      $ 4,353      $ 6,287
Net income per share             $   0.05       $  0.09      $  0.16      $  0.22

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of JNI Corporation

Our audits of the financial statements referred to in our report dated January 23, 2001 appearing in the 2000 Annual Report to Shareholders of JNI Corporation (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

San Diego, California
January 23, 2001

                                 JNI CORPORATION

                  SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT      CHARGED TO         DEDUCTIONS
                                                     BEGINNING        COSTS AND       TAKEN AGAINST       BALANCE AT
                                                     OF PERIOD        EXPENSES          ALLOWANCE       END OF PERIOD
                                                     ---------        --------          ---------       -------------
YEAR ENDED DECEMBER 31, 1998:
    Allowance for
        doubtful accounts ...................          $   35          $   194          $   96          $   133

YEAR ENDED DECEMBER 31, 1999:
    Allowance for
        doubtful accounts ...................             133              416              54              495

YEAR ENDED DECEMBER 31, 2000:
    Allowance for
        doubtful accounts ...................             495              677             346              826



YEAR ENDED DECEMBER 31, 1998:
    Deferred income tax asset
        valuation allowance .................          $1,463          $   322          $  388          $ 1,397

YEAR ENDED DECEMBER 31, 1999:
    Deferred income tax asset
        valuation allowance .................           1,397                -           1,397                -

YEAR ENDED DECEMBER 31, 2000:
    Deferred income tax asset
        valuation allowance .................               -           18,134               -           18,134

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                     DESCRIPTION

 3.1(2)      Fourth Amended and Restated Certificate of Incorporation of the Company
 3.2(2)      By-laws of the Company
 4.1(2)      Specimen Common Stock Certificate
10.1(2)      Form of Indemnity Agreement for directors and executive officers
10.2(2)      1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder
10.3(6)      Amended and Restated 1999 Stock Option Plan, terms of Stock Option Agreement and form of Stock Option Grant Agreement thereunder
10.4(2)      1999 Employee Stock Purchase Plan and form of subscription agreement thereunder
10.5(7)      2000 Non-Qualified Stock Option Plan, terms of Stock Option Agreement and form of
             Stock Option Grant Agreement thereunder
10.6(2)      Sublease, dated October 7, 1998 between Jaycor, Inc. and JNI Corporation
10.7(2)      First Amendment to Sublease, dated December 1, 1998 between Jaycor, Inc. and JNI
             Corporation
10.8(2)      Second Amendment to Sublease, dated April 1, 1999 between Jaycor, Inc. and JNI
             Corporation
10.9(2)      Third Amendment to Sublease, dated May 15, 1999 between Jaycor, Inc. and JNI
             Corporation
10.10(2)     Fourth Amendment to Sublease, dated August 1, 1999 between Jaycor, Inc. and JNI
             Corporation
10.11(2)     Sublease, dated January 14, 1999 between Obsidian, Inc. and JNI Corporation
10.12(2)     Form of Severance and Change of Control Agreement, dated September 1, 1999, entered into by JNI Corporation and each of Terry M. Flanagan, Thomas K. Gregory,
             Charles McKnett and Gloria Purdy
10.13(2)     Tax Sharing Agreement, dated September 1, 1999 between JNI Corporation and
             Jaymark, Inc.
10.14(3)     Amended and Restated Sublease Agreement, dated February 17, 2000 between Jaycor,
             Inc. and JNI Corporation
10.15(3)     First Amendment to Lease and Consent to Sublease, dated April 4, 2000 between
             CarrAmerica Realty, L.P., Jaycor, Inc. and JNI Corporation
10.16(4)     Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI
             Corporation (Building A)
10.17(4)     Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI
             Corporation (Building B)
10.18(5)     Asset Acquisition and Plan of Reorganization, dated July 24, 2000, among JNI
             Corporation, Jaymark, Inc., Jaycor, Inc. and California Tube Labratories, Inc.
10.19(6)     Severance Agreement, dated September 13, 2000, between JNI Corporation and Terry
             M. Flanagan
10.20(6)     Amendment No. 1 to Severance and Change of Control Agreement, dated September 14,
             2000, between JNI Corporation and Gloria Purdy
10.21(1)     Loan Agreement and Promissory Note between JNI and Neal Waddington, dated January
             9, 2001
23.1(1)      Consent of PricewaterhouseCoopers LLP

-------------------
(1)  Filed herewith.

(2) Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-86501).

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended March 31, 2000.

(4) Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended June 30, 2000.

(5) Incorporated by reference to the Current Report on Form 8-K filed by JNI on August 4, 2000.

(6) Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-45934).

(7) Incorporated by reference to the Registration Statement on Form S-8 filed by JNI on September 14, 2000 (File No. 333-45752)