Form 10-Q
period 2001-03-31
JNI CORP
filed 2001-05-11
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission File Number 0-27755

JNI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0740004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10945 Vista Sorrento Parkway
San Diego, CA 92130
(Address of principal executive offices, including zip code)

(858) 523-7000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    As of April 30, 2001, there were 27,168,952 shares of the registrant's common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JNI Corporation

BALANCE SHEET
(In thousands, except share and per share data)

ASSETS

	March 31, 2001	December 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$8,390	$4,095
Marketable securities available for sale	109,676	112,350
Accounts receivable, net	13,237	21,635
Inventories	22,010	19,262
Other current assets	3,703	6,509

Total current assets	157,016	163,851
Property and equipment, net	10,620	8,995
Intangible assets, net	3,348	4,688
Other assets	806	560

	$171,790	$178,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,414	$9,126
Accrued liabilities	5,910	7,575
Deferred revenue	4,000	4,704

Total current liabilities	14,324	21,405

Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 27,086,976 and 25,551,749 shares issued and outstanding	27	26
Additional paid-in capital	143,946	143,610
Unearned stock-based compensation	(544)	(665)
Accumulated other comprehensive income	24	6
Retained earnings	14,013	13,712

Total stockholders' equity	157,466	156,689

	$171,790	$178,094

See accompanying notes to financial statements.

JNI Corporation

STATEMENT OF INCOME
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Net revenues	$21,142	$18,477
Cost of revenues	8,588	7,347

Gross margin	12,554	11,130

Operating expenses:
Research and development	5,847	4,022
Selling and marketing	3,990	2,321
General and administrative	2,229	1,653
Amortization of intangible assets	1,340	1,340
Amortization of stock-based compensation	121	174

Total operating expenses	13,527	9,510

Operating income (loss)	(973)	1,620
Interest income	1,436	516

Income before income taxes	463	2,136
Income tax provision	162	812

Net income	$301	$1,324

Earnings per share:
Basic	$0.01	$0.06

Diluted	$0.01	$0.05

Number of shares used in per share computations:
Basic	26,935,000	22,003,000

Diluted	27,679,000	26,962,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENT OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$301	$1,324
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	949	419
Amortization of intangible assets	1,340	1,340
Amortization of stock-based compensation	121	174
Changes in assets and liabilities:
Accounts receivable	8,398	(3,580)
Inventories	(2,748)	(1,259)
Other assets	2,560	(521)
Deferred income taxes	—	80
Accounts payable	(4,712)	86
Accrued liabilities	(1,665)	1,695
Deferred revenue	(704)	—
Other liabilities	—	1

Net cash provided by (used in) operating activities	3,840	(241)

Cash flows from investing activities:
Purchases of marketable securities available for sale	(1,308)	(464)
Proceeds from sales of investments available for sale	4,000	—
Capital expenditures	(2,574)	(789)

Net cash provided by (used in) investing activities	118	(1,253)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	337	31
Payment of initial public offering costs	—	(209)

Net cash provided by (used in) financing activities	337	(178)

Net change in cash and cash equivalents	4,295	(1,672)
Cash and cash equivalents, beginning of period	4,095	5,062
Cash and cash equivalents, end of period	$8,390	$3,390

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS
(In thousands, except share data)

Note 1—General

    The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three month periods ended March 31, 2001 and 2000 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2000 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report"), as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2—Inventory

    Components of inventories are as follows:

	As of
	March 31, 2001	December 31, 2000
Inventories:
Raw materials	$17,440	$14,149
Work in process	2,424	2,260
Finished goods	2,146	2,853

Total	$22,010	$19,262

Note 3—Reconciliation of Net Income and Shares Used in Per Share Computations

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

    The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended March 31,
	2001	2000
Numerator:
Net income	$301	$1,324
Denominator:
Denominator for basic earnings per share weighted average shares outstanding	26,935,000	22,003,000
Effect of dilutive securities:
Dilutive warrants outstanding	—	812,000
Dilutive options outstanding	659,000	4,124,000
Employee stock purchase plan shares	85,000	23,000

Denominator for diluted earnings per share—adjusted weighted average shares	27,679,000	26,962,000

Note 4—Comprehensive Income

    The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity and comprehensive income on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2001 and 2000, total comprehensive income was $319 and $1,302, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company's marketable securities available for sale and included an unrealized gain of $18 and an unrealized loss of $22 during the three months ended March 31, 2001 and 2000, respectively.

Note 5—Stock Option Exchange Program

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

Note 6—Related Party Loans

    In April 2001, the Company's chief technology officer and chief operating officer received loans from the Company in the amount of $1,200 and $550, respectively, payable in full on or before April 5, 2002, at an interest rate of 5%. The loans are collateralized by Company stock owned by these individuals.

Note 7—Contingency

    In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, several additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. The Company anticipates that the cases will be consolidated. The Company believes that these cases are without merit and intends to defend the cases vigorously.

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

    Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Other Information" in Item 5 below, as well as those discussed elsewhere in this Report and those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

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

    Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees in all operating expense categories where the option exercise price was less than the fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity which is being amortized over the vesting period of the related stock options, generally four years.

Comparison of Three Months Ended March 31, 2001 and 2000

    Net revenues.  Net revenues increased $2.7 million, or 14%, to $21.1 million in the three months ended March 31, 2001 from $18.5 million in the three months ended March 31, 2000. The increase was due to a $3.1 million increase in sales of our PCI host bus adapter products, partially offset by a decrease in sales of our ASICs. The increase in net revenues reflects the increased demand for our products and the continued growth in the market for Fibre Channel products. Although our net revenues increased from the first quarter of 2000 to the first quarter of 2001, we experienced a slow down in revenue growth in the first quarter primarily as a result of the slowdown in information technology spending this quarter coupled with our dominance in the Solaris market and the weakness experienced in this market.

    Gross margin.  Gross margin increased $1.4 million, or 13%, to $12.6 million in the three months ended March 31, 2001 from $11.1 million in the three months ended March 31, 2000. Gross margin as a percentage of net revenues decreased to 59.4% during the three months ended March 31, 2001 from 60.2% during the three months ended March 31, 2000. The decrease was primarily due to increased sales of our PCI host bus adapter products which generally have lower gross margins than our SBus host bus adapter products. Gross margins for the three months ended March 31, 2001 also decreased as a result of inventory reserves recorded for slow moving and obsolete inventory.

    Research and development.  Research and development expenses increased $1.8 million, or 45%, to $5.8 million for the three months ended March 31, 2001 from $4.0 million for the three months ended March 31, 2000. The increase was due primarily to higher personnel costs, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts and continued investments in our system integration lab. The increase in office and lab space for our research and development team resulted in higher rent and occupancy related expenses. Additionally, we opened up an office for a research and development team in Singapore in January of 2001 to assist in the design and development of our ASICs which also contributed to the increase in research and development expenses. As a percentage of net revenues, research and development expenses increased to 27.7% for the three months ended March 31, 2001 from 21.8% for the three months ended March 31, 2000. We anticipate that research and development expenses will increase in absolute dollars in future periods as we hire additional personnel and invest in next generation technologies.

    Selling and marketing.  Selling and marketing expenses increased $1.7 million, or 72%, to $4.0 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased travel expenses, an increase in public relations expenses as we continue our efforts to increase our brand awareness and increased costs associated with opening new sales offices in the United States and Europe. Selling and marketing expenses as a percentage of net revenues increased to 18.9% for the three months ended March 31, 2001 from 12.6% for the three months ended March 31, 2000. We anticipate that selling and marketing expenses will increase in absolute dollars in future periods as we continue our efforts to increase brand awareness and expand our sales channel.

    General and administrative.  General and administrative expenses increased $576,000, or 35%, to $2.2 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000. The increase was primarily due to higher personnel costs arising from the addition of new employees and an increase in consulting and legal expenses and insurance costs. General and administrative expenses as a percentage of net revenues increased to 10.5% for the three months ended March 31, 2001 from 8.9% for the three months ended March 31, 2000.

    Amortization of intangible assets.  We amortized $1.3 million of intangible assets during the three months ended March 31, 2001 and 2000.

    Amortization of stock-based compensation.  In connection with the grant of stock options to employees, we recorded total stock-based compensation within stockholders' equity (deficit) of

$2.2 million and amortized stock-based compensation of $121,000 and $174,000 during the three months ended March 31, 2001 and 2000, respectively.

    Interest income.  Interest income of $1.4 million primarily represents interest earned on our investments in marketable securities during the three months ended March 31, 2001, resulting from the proceeds from our initial public offering completed in October 1999 and our public offering completed in October 2000. Interest income of $516,000 primarily represents interest earned on our investments in marketable securities during the three months ended March 31, 2000, resulting from the proceeds from our initial public offering completed in October 1999.

    Income tax provision.  We recognized an income tax provision of $162,000, with an effective tax rate of 35.0%, during the three months ended March 31, 2001 as a result of the taxable income generated in the three months ended March 31, 2001. During the three months ended March 31, 2000, we recognized an income tax provision of $812,000, with an effective tax rate of 38.0%, as a result of the taxable income generated in the period.

Liquidity and Capital Resources

    During the three months ended March 31, 2001, cash provided by operating activities was $3.8 million, compared to $241,000 million of cash used in operating activities during the three months ended March 31, 2000. The cash provided by operations during the three months ended March 31, 2001 reflects net income before depreciation and amortization of approximately $2.7 million and an $8.4 million decrease in accounts receivable offset by cash used for other working capital items such as inventory and accounts payable.

    Net cash provided by investing activities was $118,000 in the three months ended March 31, 2001 and consisted of proceeds from the sale of marketable securities partially offset by capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $1.3 million in the three months ended March 31, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale. The capital expenditures reflect our investment in computer and lab equipment, software development tools and facilities, and manufacturing equipment, which are required to support our business expansion.

    Net cash provided by financing activities was $337,000 in the three months ended March 31, 2001, which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options. Net cash used in financing activities was $178,000 in the three months ended March 31, 2000, which consisted of $209,000 in final payments of costs associated with our initial public offering in October 1999 and $31,000 in net proceeds from the exercise of stock options.

    We had $118.1 million of cash and cash equivalents and investments and $142.7 million of working capital at March 31, 2001. We believe that the proceeds from our public offerings, together with expected cash flows from operations, will be sufficient to meet working capital needs at least through the next 12 months. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

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

    Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2001.

    Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, several additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. The Company anticipates that the cases will be consolidated. The Company believes that these cases are without merit and intends to defend the cases vigorously.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to Vote of Security Holders

    None.

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

  •
  the size, timing, terms and fluctuations of customer orders, particularly large orders from our significant OEM or reseller customers;

  •
  changes in customer buying patterns;

  •
  declining average selling prices of our products;

  •
  fluctuations in sales levels of Sun servers;

  •
  the timing of the introduction or enhancement of products by us, our significant OEM or reseller customers or our competitors;

  •
  our ability to obtain sufficient supplies of single- or limited-source components of our products;

  •
  fluctuations in costs of goods sold and potential write-offs of obsolete inventory as we transition to new products;

  •
  operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in accelerated research and development; and

  •
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

    We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Prior delays have resulted from numerous factors, such as:

  •
  changing OEM product specifications;

  •
  undetected errors or failures in software and hardware;

  •
  changing market or competitive product requirements;

  •
  difficulties in hiring and retaining necessary personnel;

  •
  difficulties in reallocating engineering resources and other resource limitations;

  •
  difficulties with independent contractors;

  •
  unanticipated engineering complexity; and

  •
  delays in the acceptance or shipment of products by OEM customers.

Because we depend on a small number of OEM and distribution channel customers for a significant portion of our revenues in each period, the loss of any of these customers, the failure to obtain certifications or any cancellation or delay of a large purchase by any of these customers could significantly reduce our net revenues.

    Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the three months ended March 31, 2001, Info X, Inc. accounted for 30% of our net revenues and Acal Electronics accounted for 12% of our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

    Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system. Further, a significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. In addition, we believe that more than half of our host bus adapters are used to form connections to storage arrays manufactured by EMC. Accordingly, we depend to a certain extent upon the increased market penetration of Sun and EMC systems, and if the demand for these systems does not continue to expand, our revenue growth may suffer. For example, slowing growth in shipments of Sun servers in late 2000 and early 2001 adversely impacted our revenues in the fourth quarter of 2000 and the first quarter of 2001.

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

    Many of our current and potential competitors, including Emulex Corporation, Qlogic Corporation, Interphase Corporation, Agilent Technologies, Inc., Troika Software, Inc. and Adaptec, Inc., have substantially greater financial, technical, marketing and distribution resources than we have. We face the threat of potential competition from new entrants into the Fibre Channel market and the Sun Solaris segment of that market, which continues to represent the substantial majority of our revenues. These potential new entrants include large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. Emerging companies attempting to obtain a share of the existing market also may compete with us. Our products may also compete at the end-user level with other current or future technology alternatives, such as SCSI, InfiniBand and Gigabit Ethernet. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems do not interoperate with products from independent open system suppliers, like us, customers that invest in these systems will be less likely to purchase our products. Other technologies designed to address the applications served by Fibre Channel today are under development, and because we exclusively sell Fibre Channel products for SAN connectivity, our business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from such technologies.

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

    To achieve widespread market acceptance, Fibre Channel must supplant current widely accepted alternative technologies such as Small Computer Systems Interface, or SCSI. It may be difficult to convince new customers to adopt Fibre Channel technology because many technology companies with SCSI-based product portfolios already have:

  •
  well-established relationships with our current and potential customers;

  •
  extensive knowledge of the markets we serve;

  •
  better name recognition; and

  •
  extensive development, selling and marketing resources.

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

    We have recently experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our resources. Unless we manage such growth effectively, we may make mistakes in operating our business such as inaccurate sales forecasting, material planning, inventory management or financial reporting, which may result in unanticipated fluctuations in our operating results. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, although we test substantially all of our products prior to shipment, some of our customers require additional testing of the products we sell to them. During the three months ended March 31, 2001, approximately half of the units we shipped were subject to such additional tests. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

The sales cycle for our products is long, and we may incur substantial, non- recoverable expenses or devote significant resources to sales that do not occur when anticipated or at all.

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

    Currently, our ASIC products are manufactured by a third party located in Asia, and we may expand our manufacturing, assembly and testing activities abroad. Accordingly, we are subject to risks inherent in international operations, which include:

  •
  political, social and economic instability;

  •
  trade restrictions and tariffs;

  •
  the imposition of governmental controls;

  •
  exposure to different legal standards, particularly with respect to intellectual property;

  •
  import and export license requirements;

  •
  unexpected changes in regulatory requirements; and

  •
  potentially adverse tax consequences.

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

    Export sales accounted for 25% of our net revenues during the three months ended March 31, 2001, 23% of our net revenues in 2000, 17% of our net revenues in 1999 and 14% of net revenues in 1998. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

  •
  restrictions on the export of technology;

  •
  longer accounts receivable payment cycles;

  •
  reduced and limited protections of intellectual property rights;

  •
  trade restrictions; and

  •
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

  •
  difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

  •
  the diversion of management's attention from other business concerns;

  •
  risks of entering markets in which we have no or limited prior experience; and

  •
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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.1	(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2	(2)	Certificate of Designation, Rights and Preferences
3.4	(1)	Bylaws of the Company
10.22		Secured Recourse Promissory Note between JNI and Thomas Gregory dated April 5, 2001
10.23		Stock Pledge and Security Agreement by Thomas Gregory dated April 5, 2001
10.24		Secured Recourse Promissory Note between JNI and Charles McKnett dated April 5, 2001
10.25		Stock Pledge and Security Agreement by Charles McKnett dated April 5, 2001

(1)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

(2)
Incorporated by reference to the current report on Form 8-K filed by JNI Corporation on February 9, 2001 (File No. 000-27755).

(b)
Reports on Form 8-K

  Current Report on Form 8-K filed on February 9, 2001 (File No. 000-27755).

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JNI CORPORATION
Date: May 11, 2001	By:	/s/ NEAL WADDINGTON Neal Waddington President, Chief Executive Officer and Director
Date: May 11, 2001	By:	/s/ GLORIA PURDY Gloria Purdy Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(a)
Exhibits

3.1	(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2	(2)	Certificate of Designation, Rights and Preferences
3.4	(1)	Bylaws of the Company
10.22		Secured Recourse Promissory Note between JNI and Thomas Gregory dated April 5, 2001
10.23		Stock Pledge and Security Agreement by Thomas Gregory dated April 5, 2001
10.24		Secured Recourse Promissory Note between JNI and Charles McKnett dated April 5, 2001
10.25		Stock Pledge and Security Agreement by Charles McKnett dated April 5, 2001

(1)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

(2)
Incorporated by reference to the current report on Form 8-K filed by JNI Corporation on February 9, 2001 (File No. 000-27755).

QuickLinks

TABLE OF CONTENTS
JNI Corporation BALANCE SHEET (In thousands, except share and per share data) ASSETS
JNI Corporation STATEMENT OF INCOME (In thousands, except share and per share data) (unaudited)
JNI Corporation STATEMENT OF CASH FLOWS (In thousands) (unaudited)
JNI Corporation NOTES TO FINANCIAL STATEMENTS (In thousands, except share data)
Risks relating to our business
SIGNATURES
EXHIBIT INDEX