Form 10-Q
period 2001-06-30
JNI CORP
filed 2001-08-03
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Yes /x/  No / /

    As of July 31, 2001, there were 27,244,881 shares of the registrant's common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JNI Corporation
BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,220	$4,095
Marketable securities available for sale	111,030	112,350
Accounts receivable, net	11,513	21,635
Inventories	11,631	19,262
Other current assets	5,168	6,509

Total current assets	148,562	163,851
Property and equipment, net	13,653	8,995
Intangible assets, net	2,009	4,688
Other assets	806	560

	$165,030	$178,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,076	$9,126
Accrued liabilities	6,149	7,575
Deferred revenue	2,350	4,704

Total current liabilities	14,575	21,405

Contingencies (Note 6)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 27,243,444 and 25,551,749 shares issued and Outstanding	27	26
Additional paid-in capital	144,667	143,610
Unearned stock-based compensation	(437)	(665)
Accumulated other comprehensive income	39	6
Retained earnings	6,159	13,712

Total stockholders' equity	150,455	156,689

	$165,030	$178,094

See accompanying notes to financial statements.

JNI Corporation
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues	$23,057	$24,024	$44,199	$42,501
Cost of revenues	17,071	9,888	25,659	17,235

Gross margin	5,986	14,136	18,540	25,266

Operating expenses:
Research and development	6,769	4,798	12,616	8,820
Selling and marketing	4,503	2,934	8,493	5,255
General and administrative	2,604	1,743	4,833	3,396
Amortization of intangible assets	1,339	1,339	2,679	2,679
Amortization of stock-based compensation	107	167	228	341

Total operating expenses	15,322	10,981	28,849	20,491

Operating income (loss)	(9,336)	3,155	(10,309)	4,775
Interest income	1,320	542	2,756	1,058

Income (loss) before income taxes	(8,016)	3,697	(7,553)	5,833
Income tax provision (benefit)	(162)	1,405	—	2,217

Net income (loss)	$(7,854)	$2,292	$(7,553)	$3,616

Earnings (loss) per share:
Basic	$(0.29)	$0.10	$(0.28)	$0.16

Diluted	$(0.29)	$0.09	$(0.28)	$0.13

Number of shares used in per share computations:
Basic	27,177,000	22,995,000	27,057,000	22,499,000

Diluted	27,177,000	26,754,000	27,057,000	26,915,000

See accompanying notes to financial statements.

JNI Corporation
STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(7,553)	$3,616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	(720)
Depreciation and amortization	2,263	923
Amortization of intangible assets	2,679	2,679
Amortization of stock-based compensation	228	334
Changes in assets and liabilities:
Accounts receivable, net	10,122	(6,174)
Inventories	7,631	(3,322)
Other assets	1,095	(325)
Accounts payable	(3,050)	1,516
Accrued liabilities	(1,426)	1,473
Deferred revenue	(2,354)	1,702
Other liabilities	—	(11)

Net cash provided by operating activities	9,635	1,691

Cash flows from investing activities:
Purchases of marketable securities available for sale	(2,647)	(923)
Proceeds from sale of marketable securities available for sale	4,000	—
Capital expenditures	(6,921)	(2,252)

Net cash used in investing activities	(5,568)	(3,175)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,058	546

Net cash provided by financing activities	1,058	546

Net change in cash and cash equivalents	5,125	(938)
Cash and cash equivalents, beginning of period	4,095	5,062

Cash and cash equivalents, end of period	$9,220	$4,124

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS
(In thousands, except share data)

Note 1—General

    The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three and six month periods ended June 30, 2001 and 2000 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2000 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report"), as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2—Inventory

    Components of inventories are as follows:

	As of
	June 30 2001	December 31 2000
Inventories:
Raw materials	$8,615	$14,149
Work in process	1,333	2,260
Finished goods	1,683	2,853

Total	$11,631	$19,262

During the second quarter ended June 30, 2001, the Company recorded a charge of $7,700 to write down excess inventories.

Note 3—Reconciliation of Net Income and Shares Used in Per Share Computations

    Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the three and six months ended June 30, 2001 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculations of diluted loss per common share for the three and six months ended June 30, 2001 was 295,000 and 489,000, respectively.

    The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(7,854)	$2,292	$(7,553)	$3,616
Denominator:
Denominator for basic earnings (loss) per share
Weighted average shares outstanding	27,177,000	22,995,000	27,057,000	22,499,000
Effect of dilutive securities:
Dilutive warrants outstanding	—	—	—	406,000
Dilutive options outstanding	—	3,753,000	—	3,989,000
Employee stock purchase plan shares	—	6,000	—	21,000

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	27,177,000	26,754,000	27,057,000	26,915,000

Note 4—Comprehensive Income

    The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity and comprehensive income on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2001 and 2000, total comprehensive income (loss) was $(7,839) and $2,294, respectively. During the six months ended June 30, 2001 and 2000, total comprehensive income (loss) was $(7,520) and $3,596, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company's marketable securities available for sale and included an unrealized gain of $15 and $2 during the three months ended June 30, 2001 and 2000, respectively. Other comprehensive income or loss included an unrealized gain of $33 and an unrealized loss of $20 during the six months ended June 30, 2001 and 2000, respectively.

Note 5—Related Party Loans

    In April 2001, the Company's chief technology officer and chief operating officer received loans from the Company in the amount of $1,200 and $550, respectively, payable in full on or before April 5, 2002, at an interest rate of 5%. The loans are collateralized by Company stock owned by these individuals.

Note 6—Contingency

    In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases.

The Company anticipates that the cases will be consolidated. The Company believes that these cases are without merit and intends to defend the cases vigorously.

Note 7—New Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

    In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

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

    Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components, material expediting charges, final assembly costs, manufacturing and quality-related costs, inventory management costs and support costs. We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, and new product introductions both by us and our competitors.

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

Comparison of Three Months Ended June 30, 2001 and 2000

    Net revenues.  Net revenues decreased $967,000, or 4%, to $23.1 million in the three months ended June 30, 2001 from $24.0 million in the three months ended June 30, 2000. The decrease was due to a $1.7 million decrease in sales of our SBus host bus adapter products partially offset by a

$245,000 increase in sales of our PCI host bus adapter products and a $489,000 increase in sales of our ASICs and ASICs development agreements. The decrease in revenues is primarily a result of the continued slowdown in information technology spending coupled with our dominance in the Solaris market and the weakness experienced in this market.

    Gross margin.  Gross margin decreased $8.2 million, or 58%, to $6.0 million in the three months ended June 30, 2001 from $14.1 million in the three months ended June 30, 2000. Gross margin as a percentage of net revenues decreased to 26.0% during the three months ended June 30, 2001 from 58.8% during the three months ended June 30, 2000. The decrease is primarily attributed to a $7.7 million charge recorded for excess inventory. In the second quarter of 2001, we recorded an excess inventory charge of $7.7 million against cost of revenues based on the determination that current inventory levels were in excess of projected future demand. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues increased to 59.5% during the three months ended June 30, 2001 from 58.8% during the three months ended June 30, 2000.

    Research and development.  Research and development expenses increased $2.0 million, or 41%, to $6.8 million for the three months ended June 30, 2001 from $4.8 million for the three months ended June 30, 2000. The increase was due primarily to higher personnel costs, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts and continued investments in our system integration lab. The increase in office and lab space for our research and development team resulted in higher rent and occupancy related expenses. As a percentage of net revenues, research and development expenses increased to 29.4% for the three months ended June 30, 2001 from 20.0% for the three months ended June 30, 2000.

    Selling and marketing.  Selling and marketing expenses increased $1.6 million, or 53%, to $4.5 million for the three months ended June 30, 2001 from $2.9 million for the three months ended June 30, 2000. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff including the costs associated with hiring a new Vice President of Worldwide Sales and a new Vice President of Business Development in the second quarter, increased travel expenses by our sales people, an increase in public relations expenses and reproduction and printing costs as we continue our efforts to increase our brand awareness and increased costs associated with opening new sales offices in the United States and Europe. Selling and marketing expenses as a percentage of net revenues increased to 19.5% for the three months ended June 30, 2001 from 12.2% for the three months ended June 30, 2000.

    General and administrative.  General and administrative expenses increased $861,000, or 49%, to $2.6 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. The increase was primarily due to higher personnel costs arising from the addition of new employees, an increase in legal fees mainly as a result of the class action lawsuit filed in April 2001, an increase in costs associated with the printing of the Company's annual report and an increase in insurance expenses due to the Company's continued expansion. General and administrative expenses as a percentage of net revenues increased to 11.3% for the three months ended June 30, 2001 from 7.3% for the three months ended June 30, 2000.

    Amortization of intangible assets.  We amortized $1.3 million of intangible assets during the three months ended June 30, 2001 and 2000.

    Amortization of stock-based compensation.  In connection with the grant of stock options to employees, we amortized stock-based compensation of $107,000 and $167,000 during the three months ended June 30, 2001 and 2000, respectively.

    Interest income.  Interest income of $1.3 million primarily represents interest earned on our investments in marketable securities during the three months ended June 30, 2001, primarily resulting from the proceeds from our public offering completed in October 2000. Interest income of $542,000 primarily represents interest earned on our investments in marketable securities during the three months ended June 30, 2000, resulting from the proceeds from our initial public offering completed in October 1999.

    Income tax provision.  As a result of our tax projections for fiscal year 2001, our estimated effective tax rate for fiscal year 2001 is 0%. Accordingly, we recorded a tax benefit in the second quarter of 2001, representing a reversal of the $162,000 tax provision recorded in the first quarter. We recognized an income tax provision of $1.4 million, with an effective tax rate of 38.0%, during the three months ended June 30, 2000 as a result of the taxable income generated in the three months ended June 30, 2000.

Comparison of Six Months Ended June 30, 2001 and 2000

    Net revenues.  Net revenues increased $1.7 million, or 4%, to $44.2 million in the six months ended June 30, 2001 from $42.5 million in the six months ended June 30, 2000. The increase was due to a $3.4 million increase in sales of our PCI host bus adapter products partially offset by a $1.8 million decrease in sales of our SBus host bus adapter products. Although our net revenues increased from the six months ended June 30, 2000 to the six months ended June 30, 2001, we experienced a slow down in revenue growth primarily as a result of the slowdown in information technology spending experienced in 2001 coupled with our dominance in the Solaris market and the weakness experienced in this market.

    Gross margin.  Gross margin decreased $6.7 million, or 27%, to $18.5 million in the six months ended June 30, 2001 from $25.3 million in the six months ended June 30, 2000. Gross margin as a percentage of net revenues decreased to 41.9% during the six months ended June 30, 2001 from 59.4% during the six months ended June 30, 2000. The decrease is attributed to a $7.7 million charge recorded for excess inventory. In the second quarter of 2001, we recorded an excess inventory charge of $7.7 million against cost of revenues based on the determination that current inventory levels were in excess of projected future demand. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues remained flat at 59.4% during the six months ended June 30, 2001 and 2000.

    Research and development.  Research and development expenses increased $3.8 million, or 43%, to $12.6 million for the six months ended June 30, 2001 from $8.8 million for the six months ended June 30, 2000. The increase was due primarily to higher personnel costs, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts and continued investments in our system integration lab. The increase in office and lab space for our research and development team resulted in higher rent and occupancy related expenses. Additionally, we opened up an office for a research and development team in Singapore in January of 2001 to assist in the design and development of our ASICs which also contributed to the increase in research and development expenses. As a percentage of net revenues, research and development expenses increased to 28.5% for the six months ended June 30, 2001 from 20.8% for the six months ended June 30, 2000.

    Selling and marketing.  Selling and marketing expenses increased $3.2 million, or 62%, to $8.5 million for the six months ended June 30, 2001 from $5.3 million for the six months ended June 30, 2000. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased travel expenses by our sales people, an increase in public relations expenses and reproduction and printing costs as we continue our efforts to increase our brand awareness and increased costs associated with opening new sales offices in the United States and Europe. Selling and marketing expenses as a percentage of net revenues increased to 19.2% for the six months ended June 30, 2001 from 12.4% for the six months ended June 30, 2000.

    General and administrative.  General and administrative expenses increased $1.4 million, or 42%, to $4.8 million for the six months ended June 30, 2001 from $3.4 million for the six months ended June 30, 2000. The increase was primarily due to higher personnel costs arising from the addition of new employees, including senior management, and an increase in consulting and legal expenses and insurance costs. General and administrative expenses as a percentage of net revenues increased to 10.9% for the six months ended June 30, 2001 from 8.0% for the six months ended June 30, 2000.

    Amortization of intangible assets.  We amortized $2.7 million of intangible assets during the six months ended June 30, 2001 and 2000.

    Amortization of stock-based compensation.  In connection with the grant of stock options to employees, we amortized stock-based compensation of $228,000 and $341,000 during the six months ended June 30, 2001 and 2000, respectively.

    Interest income.  Interest income of $2.8 million primarily represents interest earned on our investments in marketable securities during the six months ended June 30, 2001, primarily resulting from the proceeds from our public offering completed in October 2000. Interest income of $1.1 million primarily represents interest earned on our investments in marketable securities during the six months ended June 30, 2000, resulting from the proceeds from our initial public offering completed in October 1999.

    Income tax provision.  As a result of our tax projections for fiscal year 2001, the Company's estimated effective tax rate for fiscal year 2001 is 0%. Accordingly, we recognized an income tax provision of $0 during the six months ended June 30, 2001. We recognized an income tax provision of $2.2 million, with an effective tax rate of 38.0%, during the six months ended June 30, 2000 as a result of the taxable income generated in the six months ended June 30, 2000.

Liquidity and Capital Resources

    During the six months ended June 30, 2001, cash provided by operating activities was $9.6 million, compared to $1.7 million of cash provided by operating activities during the six months ended June 30, 2000. The cash provided by operations during the six months ended June 30, 2001 reflects a $10.1 million decrease in accounts receivable and a $7.6 million decrease in inventory, which includes the $7.7 million charge recorded for excess inventory, partially offset by a net loss before depreciation and amortization of approximately $2.4 million and $5.7 million of cash used for other working capital items such as other assets, accounts payable, accrued liabilities and deferred revenue.

    Net cash used in investing activities was $5.6 million in the six months ended June 30, 2001 and consisted of capital expenditures and purchases of marketable securities available for sale partially offset by the proceeds from the sale of marketable securities. Net cash used in investing activities was $3.2 million in the six months ended June 30, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale. The capital expenditures primarily reflect our investment in computer and lab equipment to build out our system integration lab as well as investment in software development tools and equipment for our engineering operations.

    Net cash provided by financing activities was $1.1 million in the six months ended June 30, 2001, which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan. Net cash provided by financing activities was $546,000 in the six months ended June 30, 2000, which resulted from net proceeds from the issuance of common stock, primarily consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan.

    We had $120.3 million of cash and cash equivalents and investments and $134.0 million of working capital at June 30, 2001. We believe that our cash and investments position will be sufficient to meet working capital needs at least through the next 12 months. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

New Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. This accounting pronouncement is not expected to have a material impact on our financial position or results of operations.

    In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This accounting pronouncement is not expected to have a material impact on our financial position or results of operations.

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

    Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2001.

    Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. The Company anticipates that the cases will be consolidated. The Company believes that these cases are without merit and intends to defend the cases vigorously.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

    On May 22, 2001, JNI held an Annual Meeting of Stockholders at which the following proposals were voted on by the stockholders:

  1.
  To elect five directors for a one-year term to expire at the 2002 Annual Meeting of Stockholders:

Nominee	For	Withheld
John Bolger	22,346,854	291,840
Neal Waddington	22,296,848	341,846
John C. Stiska	20,541,352	2,097,342
Lawrence E. Fox	22,346,454	292,240
Eric P. Wenaas	20,542,740	2,095,954
  2.
  To consider the adoption of an increase in the maximum number of shares that may be issued under the Company's 1999 Stock Option Plan by 1,500,000 shares, from 2,312,800 to 3,812,800 shares and to establish a share grant limitation.

For approval	11,829,479
Against approval	3,866,105
Abstained	322,306
Broker Non-Votes	6,620,804

Item 5. Other Information

Factors That May Affect Future Performance

Risks relating to our business

We have a limited history of profitability which may be difficult to maintain.

    We shipped our first commercially available Fibre Channel products in 1995, but we did not achieve operating income until the quarter ended September 30, 1998. You should consider the risks and difficulties frequently encountered by companies such as ours in new and rapidly evolving markets. We may not realize sufficient net revenues in future periods to attain and maintain profitability. In addition, because of the competition in the Fibre Channel and SAN markets and the evolving nature of these markets, sustaining profitability may be extremely challenging.

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

  •
  delays in obtaining OEM certifications for our products;

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

    Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the six months ended June 30, 2001, Info X, Inc. accounted for 23% of our net revenues and Acal Electronics accounted for 14% of our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

    Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system. Further, a significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. In addition, we believe that more than half of our host bus adapters are used to form connections to storage arrays manufactured by EMC. Accordingly, we depend to a certain extent upon the increased market penetration of Sun and EMC systems, and if the demand for these systems does not expand, our revenue growth may suffer.

    To maintain our position in the market for Sun Solaris SAN connectivity products we must continue to develop, market and sell host bus adapters that interoperate effectively in evolving Sun and EMC environments. Sun has released new midrange server products that do not include the SBus interface. Additionally, it is our expectation that Sun will in the future release additional midrange and new high-end server products that do not include the SBus interface. In order to maintain our leading share in this market, we must effectively market and sell host bus adapters that build on our Solaris expertise but that utilize our proprietary Emerald ASICs and the PCI bus architecture. Because our SBus host bus adapters have a higher average selling price than our PCI host bus adapters, a rapid decline in SBus shipments could adversely affect our revenue levels even if we maintained our market share through increased shipments of PCI host bus adapters.

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

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

    Our success depends upon our retention of key managerial technical, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to JNI.

    We must continue to attract, train and retain managerial, technical, selling and marketing personnel. In particular, we are currently seeking to hire additional skilled development engineers who are currently in short supply. Competition for such highly skilled employees in our industry is intense, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Many of our employees have only recently joined us. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

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

If we are unable to perform additional testing of our products required by certain customers on a timely basis, our revenues may suffer.

    Although we test substantially all of our products prior to shipment, some of our customers require additional testing of the products we sell to them. During the six months ended June 30, 2001, approximately half of the units we shipped were subject to such additional tests. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

    We expect that we will experience downward pricing pressure on our products. We anticipate that, in the future, the average selling prices of each of our products will decrease over time following its release in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

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

    Export sales accounted for 31% of our net revenues during the six months ended June 30, 2001, 23% of our net revenues in 2000, 17% of our net revenues in 1999 and 14% of net revenues in 1998. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

Our stock price is volatile, which has and may result in lawsuits against us and our officers and directors.

The stock market in general, and the stock prices in technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

  •
  Quarterly variations in operating results;

  •
  Announcements of new products by us or our competitors;

  •
  The gain or loss of significant customers;

  •
  Changes in analysts' earnings estimates;

  •
  Rumors or dissemination of false information;

  •
  Pricing pressures;

  •
  Short selling of our common stock;

  •
  General conditions in the computer, storage or communications markets; or

  •
  Events affecting other companies that investors deem to be comparable to us.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in securities class action lawsuits filed in the United States District Court, Central District of California. Such lawsuits allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of these lawsuits, a number of derivitive cases have been filed in California and Delaware alleging that certain of officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management's attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation, Rights and Preferences
3.4(1)	Bylaws of the Company

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

JNI CORPORATION
Date: August 3, 2001	By:	/s/ NEAL WADDINGTON Neal Waddington President, Chief Executive Officer and Director
Date: August 3, 2001		/s/ GLORIA PURDY Gloria Purdy Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 3, 2001		/s/ PAUL KIM Paul Kim Vice President—Finance and Corporate Controller

EXHIBIT INDEX

(a)
Exhibits

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation, Rights and Preferences
3.4(1)	Bylaws of the Company

  (1)
  Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

  (2)
  Incorporated by reference to the current report on Form 8-K filed by JNI Corporation on February 9, 2001 (File No. 000-27755).

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX