Form 10-Q
period 2001-09-30
JNI CORP
filed 2001-11-13
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-27755

JNI CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0740004 (I.R.S. Employer Identification No.)

10945 Vista Sorrento Parkway
San Diego, CA 92130
(Address of principal executive offices, including zip code)

(858) 523-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

As of October 31, 2001, there were 26,471,519 shares of the registrant's common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,361	$4,095
Marketable securities available for sale	75,316	112,350
Accounts receivable, net	11,008	21,635
Inventories	12,009	19,262
Other current assets	5,103	6,509

Total current assets	109,797	163,851
Marketable securities available for sale	31,987	—
Property and equipment, net	13,111	8,995
Intangible assets, net	670	4,688
Other assets	636	560

	$156,201	$178,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,456	$9,126
Accrued liabilities	6,494	7,575
Deferred revenue	1,606	4,704

Total current liabilities	12,556	21,405

Contingencies (Note 7)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,376,256 and 25,551,749 shares outstanding	26	26
Additional paid-in capital	144,674	143,610
Unearned stock-based compensation	(331)	(665)
Accumulated other comprehensive income	236	6
Retained earnings	4,170	13,712
Common stock in treasury, at cost — 900,000 shares in 2001	(5,130)	—

Total stockholders' equity	143,645	156,689

	$156,201	$178,094

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues	$18,080	$30,013	$62,279	$72,514
Cost of revenues	7,581	12,201	33,240	29,436

Gross margin	10,499	17,812	29,039	43,078

Operating expenses:
Research and development	6,329	5,016	18,945	13,836
Selling and marketing	3,612	3,268	12,105	8,523
General and administrative	2,371	2,109	7,204	5,505
Amortization of intangible assets	1,339	1,340	4,018	4,019
Amortization of stock-based compensation	107	161	335	502

Total operating expenses	13,758	11,894	42,607	32,385

Operating income (loss)	(3,259)	5,918	(13,568)	10,693
Interest income	1,270	578	4,026	1,636

Income (loss) before income taxes	(1,989)	6,496	(9,542)	12,329
Income tax provision	—	2,143	—	4,360

Net income (loss)	$(1,989)	$4,353	$(9,542)	$7,969

Earnings (loss) per share:
Basic	$(0.07)	$0.18	$(0.35)	$0.35

Diluted	$(0.07)	$0.16	$(0.35)	$0.30

Number of shares used in per share computations:
Basic	27,149,000	23,934,000	27,088,000	22,981,000

Diluted	27,149,000	27,106,000	27,088,000	26,712,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(9,542)	$7,969
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	(720)
Tax benefit from stock option transactions	—	2,143
Depreciation and amortization	3,611	1,491
Amortization of intangible assets	4,018	4,019
Amortization of stock-based compensation	334	494
Changes in assets and liabilities:
Accounts receivable, net	10,627	(9,388)
Inventories	7,253	(8,408)
Other assets	1,330	(804)
Accounts payable	(4,670)	5,184
Accrued liabilities	(1,081)	3,606
Deferred revenue	(3,098)	1,856
Other liabilities	—	(112)

Net cash provided by operating activities	8,782	7,330

Cash flows from investing activities:
Purchases of marketable securities available for sale	(3,853)	(1,433)
Proceeds from sale of marketable securities available for sale	9,130	—
Capital expenditures	(7,727)	(3,886)

Net cash used in investing activities	(2,450)	(5,319)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,064	1,557
Purchase of treasury stock	(5,130)	—

Net cash (used in) provided by financing activities	(4,066)	1,557

Net change in cash and cash equivalents	2,266	3,568
Cash and cash equivalents, beginning of period	4,095	5,062

Cash and cash equivalents, end of period	$6,361	$8,630

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share data)

Note 1—General

    The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three and nine month periods ended September 30, 2001 and 2000 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2000 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual Report"), as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2—Inventory

    Components of inventories are as follows:

	As of
	September 30, 2001	December 31, 2000
Inventories:
Raw materials	$9,173	$14,149
Work in process	764	2,260
Finished goods	2,072	2,853

Total	$12,009	$19,262

Note 3—Reconciliation of Net Income and Shares Used in Per Share Computations

    Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the three and nine months ended September 30, 2001 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculations of diluted loss per common share for the three and nine months ended September 30, 2001 was 341,000 and 453,000, respectively.

    The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income (loss)	$(1,989)	$4,353	$(9,542)	$7,969
Denominator:
Denominator for basic earnings (loss) per share Weighted average shares outstanding	27,149,000	23,934,000	27,088,000	22,981,000
Effect of dilutive securities:
Dilutive options outstanding	—	3,164,000	—	3,708,000
Employee stock purchase plan shares	—	8,000	—	23,000

Denominator for diluted earnings (loss) per share — adjusted weighted average shares	27,149,000	27,106,000	27,088,000	26,712,000

Note 4—Comprehensive Income

    The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity and comprehensive income on an annual basis and in a footnote in its quarterly reports. During the three months ended September 30, 2001 and 2000, total comprehensive income (loss) was $(1,792) and $4,396, respectively. During the nine months ended September 30, 2001 and 2000, total comprehensive income (loss) was $(9,312) and $7,992, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company's marketable securities available for sale and included an unrealized gain of $197 and $43 during the three months ended September 30, 2001 and 2000, respectively. Other comprehensive income or loss included an unrealized gain of $230 and $23 during the nine months ended September 30, 2001 and 2000, respectively.

Note 5—Income Taxes

    The 2001 effective tax rate differs from the effective tax rate for fiscal year 2000 because no tax benefit has been recognized for the current year operating losses as the realizability of such related tax benefits are not considered to be more likely than not.

Note 6—Marketable Securities Available For Sale

    Marketable securities available for sale consist of fixed and variable A or higher graded U.S. government, state and local, and corporate debt obligations with maturities ranging from one to twenty-four months.

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

    In October 2001, an alleged stockholder of the Company filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiffs allege that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. The Company believes that this case lacks merit and intends to defend the case vigorously.

Note 8—New Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

    In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

    In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of, supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

Note 9—Treasury Stock

    On September 19, 2001, the Board of Directors authorized the Company to repurchase up to $15,000 of its outstanding common stock in open market and private transactions over a twelve-month period ending September 18, 2002. The timing and price of stock purchases are made at the discretion of management. As of September 30, 2001, the Company had repurchased an aggregate of 900,000 shares at a cost of $5,130.

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

Overview

    We are a leading designer and supplier of Fibre Channel hardware and software products that connect servers and data storage devices across storage area networks, or SANs. SANs were made possible by the emergence of Fibre Channel technology, a new generation of server-to-storage communications technology that improves data communication speeds, connectivity, distance between connections, reliability and accessibility. We currently market a broad range of Fibre Channel host bus adapters and software that connect servers and storage subsystems to facilitate the integration and management of SAN devices. We also design and market high-performance application specific integrated circuits, or ASICs, based on our proprietary technology. Throughout our history, we have designed Fibre Channel products for the most demanding enterprise-level systems running mission critical SAN applications that are integral to our customers' businesses. We were the first in the industry to demonstrate products capable of sustained two gigabit per second Fibre Channel transmissions. We have recently launched a major development effort to expand our technology and product offering beyond Fibre Channel to include connectivity solutions based on the Infiniband standard.

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

    We recognize revenue from product sales upon shipment except for sales to distributor customers that have contractual rights of return. Revenue from sales to distributors that have contractual rights of return is recognized when these distributors ship our products to their end-user customers. Revenue from our ASIC development agreements is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectible accounts and product returns based on our historical experience.

    Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components, material expediting charges, final assembly costs, manufacturing and quality-related costs, inventory management costs, warranty and support costs. We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, and new product introductions both by us and our competitors. We reserve for warranty claims at the time of sale based on historical experience.

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

    Amortization of intangible assets arises from the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec in November 1998 for 1,132,895 shares of common stock and a warrant to purchase 840,000 shares of common stock. As a result of the consideration paid to Adaptec, we recorded $11.6 million in intangible assets related to the core technology acquired, which is being amortized over an estimated useful life of three years. Amortization of this amount will be completed in the fourth quarter of 2001.

    Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees in all operating expense categories where the option exercise price was less than the fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded deferred compensation within stockholders' equity, which is being amortized over the vesting period of the related stock options, generally four years.

Comparison of Three Months Ended September 30, 2001 and 2000

    Net revenues.  Net revenues decreased $11.9 million, or 39.8%, to $18.1 million in the three months ended September 30, 2001 from $30.0 million in the three months ended September 30, 2000. The decrease was due to a $11.9 million decrease in sales of our SBus host bus adapter products and a $1.3 million decrease in sales of our PCI host bus adapter products partially offset by a $1.2 million increase in sales of our ASICs and fees received under ASIC development agreements. The decrease in revenues is primarily a result of the continued slowdown in information technology spending coupled with our dominance in the Solaris market and the weakness experienced in this market.

    Gross margin.  Gross margin decreased $7.3 million, or 41.1%, to $10.5 million in the three months ended September 30, 2001 from $17.8 million in the three months ended September 30, 2000. Gross margin as a percentage of net revenues decreased to 58.1% during the three months ended September 30, 2001 from 59.3% during the three months ended September 30, 2000. Revenue for our PCI host bus adapters as a percentage of total net revenues increased in the three months ending September 30, 2001 from the three months ending September 30, 2000. Because our PCI host bus adapters generally have lower average selling prices and gross margins than our SBus host bus adapters, this contributed to the decrease in gross margin. Additionally, we experienced a decrease in the average selling price for our host bus adapters primarily as a result of discounts provided to our major OEM partners, which also contributed to the decline in gross margins.

    Research and development.  Research and development expenses increased $1.3 million, or 26.2%, to $6.3 million for the three months ended September 30, 2001 from $5.0 million for the three months ended September 30, 2000. The increase was due primarily to higher personnel costs, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts and continued investments in our system integration lab. The increase in office and lab space for our research and development team resulted in higher rent and occupancy related expenses. As a percentage of net revenues, research and development expenses increased to 35.0% for the three months ended September 30, 2001 from 16.7% for the three months ended September 30, 2000.

    Selling and marketing.  Selling and marketing expenses increased $344,000, or 10.5%, to $3.6 million for the three months ended September 30, 2001 from $3.3 million for the three months ended September 30, 2000. The increase in selling and marketing expenses was primarily due to an increase in salary costs associated with a higher headcount during the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and an increase in business development and marketing program costs, partially offset by a decrease in sales commissions due to the decrease in net revenues. Selling and marketing expenses as a percentage of net revenues increased to 20.0% for the three months ended September 30, 2001 from 10.9% for the three months ended September 30, 2000.

    General and administrative.  General and administrative expenses increased $262,000, or 12.4%, to $2.4 million for the three months ended September 30, 2001 from $2.1 million for the three months ended September 30, 2000. The increase was due to higher personnel costs resulting primarily from costs associated with changes in our senior management team, an increase in legal fees mainly as a result of the class action lawsuit filed in April 2001, and an increase in insurance expenses due to the Company's growth in 2001 over 2000. General and administrative expenses as a percentage of net revenues increased to 13.1% for the three months ended September 30, 2001 from 7.0% for the three months ended September 30, 2000.

    Amortization of intangible assets.  We amortized $1.3 million of intangible assets during the three months ended September 30, 2001 and 2000.

    Amortization of stock-based compensation.  In connection with the grant of stock options to employees in prior periods, we amortized stock-based compensation of $107,000 and $161,000 during the three months ended September 30, 2001 and 2000, respectively.

    Interest income.  Interest income of $1.3 million primarily represents interest earned on our investments in marketable securities during the three months ended September 30, 2001, primarily resulting from the proceeds from our public offering completed in October 2000. Interest income of $578,000 primarily represents interest earned on our investments in marketable securities during the three months ended September 30, 2000, resulting from the proceeds from our initial public offering completed in October 1999.

    Income tax provision.  As a result of our tax projections for fiscal year 2001, our estimated effective tax rate for fiscal year 2001 is 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended September 30, 2001. We recognized an income tax provision of $2.1 million, with an effective tax rate of 33.0%, during the three months ended September 30, 2000 as a result of the taxable income generated in the three months ended September 30, 2000. The 2001 effective tax rate differs from the effective tax rate for fiscal year 2000 because no tax benefit has been recognized for the current year operating losses as the realizability of such related tax benefits are not considered to be more likely than not.

Comparison of Nine Months Ended September 30, 2001 and 2000

    Net revenues.  Net revenues decreased $10.2 million, or 14.1%, to $62.3 million in the nine months ended September 30, 2001 from $72.5 million in the nine months ended September 30, 2000. The decrease was due to a $13.7 million decrease in sales of our SBus host bus adapter products partially offset by a $2.1 million increase in sales of our PCI host bus adapter products and a $1.3 million increase in sales of our ASICs and fees received under ASIC development agreements. The overall decrease in revenues for the nine months ended September 30, 2001 is primarily a result of the slowdown in information technology spending in 2001 coupled with our dominance in the Solaris market and the weakness experienced in this market. Although our net revenues increased from the first quarter of 2000 to the first quarter of 2001, we began to experience a slow down in revenue growth in the first quarter primarily as a result of the slowdown in information technology spending which started in the beginning of 2001 and has continued throughout the year. During the second quarter of 2001, revenues decreased 4% compared to the second quarter of 2000 while third quarter revenues decreased 39.8% from the third quarter of 2000.

    Gross margin.  Gross margin decreased $14.1 million, or 32.6%, to $29.0 million in the nine months ended September 30, 2001 from $43.1 million in the nine months ended September 30, 2000. Gross margin as a percentage of net revenues decreased to 46.6% during the nine months ended September 30, 2001 from 59.4% during the nine months ended September 30, 2000. The decrease is primarily attributed to a $7.7 million charge recorded for excess inventory. In the second quarter of 2001, we recorded an excess inventory charge of $7.7 million against cost of revenues based on the determination that current inventory levels were in excess of projected future demand. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues decreased to 59.0% during the nine months ended September 30, 2001 from 59.4% during the nine months ended September 30, 2000.

    Research and development.  Research and development expenses increased $5.1 million, or 36.9%, to $18.9 million for the nine months ended September 30, 2001 from $13.8 million for the nine months ended September 30, 2000. The increase was due primarily to higher personnel costs, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts and continued investments in our system integration lab. The increase in office and lab space for our research and development team resulted in higher rent and occupancy related expenses. Additionally, we opened up an office for a research and development team in Singapore in January of 2001 to assist in the design and development of our ASICs which also contributed to the increase in research and development expenses. As a percentage of net revenues, research and development expenses increased to 30.4% for the nine months ended September 30, 2001 from 19.1% for the nine months ended September 30, 2000.

    Selling and marketing.  Selling and marketing expenses increased $3.6 million, or 42.0%, to $12.1 million for the nine months ended September 30, 2001 from $8.5 million for the nine months ended September 30, 2000. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, an increase in business development and marketing programs, increased travel expenses by our sales people, an increase in public relations expenses and reproduction and printing costs as we continue our efforts to increase our brand awareness and increased costs associated with opening new sales offices in the United States and Europe, partially offset by a decrease in sales commissions due to the decrease in net revenues. Selling and marketing expenses as a percentage of net revenues increased to 19.4% for the nine months ended September 30, 2001 from 11.8% for the nine months ended September 30, 2000.

    General and administrative.  General and administrative expenses increased $1.7 million, or 30.9%, to $7.2 million for the nine months ended September 30, 2001 from $5.5 million for the nine months ended September 30, 2000. The increase was primarily due to higher personnel costs arising from the addition of new employees, including senior management, and an increase in consulting, legal and insurance costs. General and administrative expenses as a percentage of net revenues increased to 11.6% for the nine months ended September 30, 2001 from 7.6% for the nine months ended September 30, 2000.

    Amortization of intangible assets.  We amortized $4.0 million of intangible assets during the nine months ended September 30, 2001 and 2000.

    Amortization of stock-based compensation.  In connection with the grant of stock options to employees, we amortized stock-based compensation of $335,000 and $502,000 during the nine months ended September 30, 2001 and 2000, respectively.

    Interest income.  Interest income of $4.0 million primarily represents interest earned on our investments in marketable securities during the nine months ended September 30, 2001, primarily resulting from the proceeds from our public offering completed in October 2000. Interest income of $1.6 million primarily represents interest earned on our investments in marketable securities during the nine months ended September 30, 2000, resulting from the proceeds from our initial public offering completed in October 1999.

    Income tax provision.  As a result of our tax projections for fiscal year 2001, the Company's estimated effective tax rate for fiscal year 2001 is 0%. Accordingly, we recognized an income tax provision of $0 during the nine months ended September 30, 2001. We recognized an income tax provision of $4.4 million, with an effective tax rate of 35.4%, during the nine months ended September 30, 2000 as a result of the taxable income generated in the nine months ended September 30, 2000. The 2001 effective tax rate differs from the effective tax rate for fiscal year 2000 because no tax benefit has been recognized for the current year operating losses as the realizability of such related tax benefits are not considered to be more likely than not.

Liquidity and Capital Resources

    During the nine months ended September 30, 2001, cash provided by operating activities was $8.8 million, compared to $7.3 million of cash provided by operating activities during the nine months ended September 30, 2000. The cash provided by operations during the nine months ended September 30, 2001 reflects a $10.6 million decrease in accounts receivable and a $7.3 million decrease in inventory, which includes the $7.7 million charge recorded for excess inventory in the second quarter of 2001, partially offset by a net loss before depreciation and amortization of approximately $1.6 million and $7.5 million of cash used for other working capital items such as other assets, accounts payable, accrued liabilities and deferred revenue.

    Net cash used in investing activities was $2.5 million in the nine months ended September 30, 2001 and consisted of capital expenditures of $7.7 million and purchases of marketable securities available for sale of $3.9 million partially offset by the proceeds from the sale of marketable securities of $9.1 million. Net cash used in investing activities was $5.3 million in the nine months ended September 30, 2000 and consisted of capital expenditures of $3.9 million and purchases of marketable securities available for sale of $1.4 million. The capital expenditures in 2001 primarily reflect our investment in computer and lab equipment to build out our system integration lab as well as investment in software development tools and equipment for our engineering operations.

    Net cash used in financing activities was $4.1 million in the nine months ended September 30, 2001, which consisted of a treasury stock repurchase of $5.1 million or 900,000 shares of our common shares partially offset by the net proceeds from the issuance of common stock consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan. Net cash provided by financing activities was $1.6 million in the nine months ended September 30, 2000, which resulted from net proceeds from the issuance of common stock, primarily consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan.

    We had $113.7 million of cash and cash equivalents and investments and $97.2 million of working capital at September 30, 2001. We believe that our cash and investments position will be sufficient to meet working capital needs at least through the next 12 months. Our future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

New Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

    In June 2001 the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

    In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

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

    Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2001.

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

    In October 2001, an alleged stockholder of the Company filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiffs allege that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. The Company believes that this case lacks merit and intends to defend the case vigorously.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to Vote of Security Holders

    None.

Item 5. Other Information

Factors That May Affect Future Performance

Risks relating to our business

A long lasting downturn in the global economy that impacts information technology spending could negatively affect our revenues and operating results.

    The global economy is in the midst of a slowdown that has had wide ranging effects on markets that we serve, particularly information technology, data storage and networking industries. This downturn has had a negative effect on our revenues and operating results, and many analysts have predicted that the recent terrorist attacks on the United States and the resulting worldwide conflict will prolong the downturn. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development during this downturn, and to maintain extensive ongoing customer service and support capability, any further decline in the rate of growth of our revenues will have a significant adverse impact on our operating results.

We may not be able to achieve and maintain profitability on a consistent basis.

    You should consider the risks and difficulties frequently encountered by companies such as ours in new and rapidly evolving markets. We shipped our first commercially available Fibre Channel products in 1995, but we did not achieve operating income until the quarter ended September 30, 1998. Although we were profitable for several successive quarters, we have failed to achieve profitability in each of the last two completed fiscal quarters.  We may not realize sufficient net revenues in future periods to achieve and maintain profitability. In addition, because of the competition in the Fibre Channel and SAN markets and the evolving nature of these markets, sustaining profitability may be extremely challenging.

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

  •
  general economic conditions.

    Because our revenues in a given quarter depend substantially on orders booked in that quarter, a decrease in the number of orders we receive is likely to adversely and disproportionately affect our quarterly operating results. This is because our expense levels are partially based on our expectations of future sales, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, our expenses may be disproportionately large as compared to sales in a quarter with reduced orders. Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our business, quarterly operating results and financial condition.

Delays in product development could adversely affect our market position or customer relationships.

    We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Delays may result from numerous factors, such as:

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

    Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the nine months ended September 30, 2001, Info X, Inc. accounted for 20% of our net revenues and Acal Electronics accounted for 16% of our net revenues. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

Because a significant portion of our products is designed to work with servers from Sun Microsystems, Inc. and storage arrays from vendors such as EMC Corporation, Hitachi Data Systems and Storagetek, our business could suffer if demand for such Sun, EMC, Hitachi Data Systems or Storagetek equipment declines or if we fail to adapt quickly to changes in the market for such equipment.

    Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system and due to the unavailability of a fabric-enabled driver from Sun Microsystems. Further, a significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. In addition, we believe that more than half of our host bus adapters are used to form connections to storage arrays manufactured by EMC, Hitachi Data Systems or Storagetek. Accordingly, we depend to a certain extent upon the increased market penetration of Sun, EMC, Hitachi Data Systems and Storagetek systems, and if the demand for these systems does not expand or if Sun Microsystems offers a fabric-enabled driver, our revenue growth may suffer.

    To maintain our position in the market for Sun Solaris SAN connectivity products we must continue to develop, market and sell host bus adapters that interoperate effectively in evolving Sun, EMC, Hitachi Data Sytems and Storagetek environments. Sun has released new midrange and new high-end server products that do not include the SBus interface. In order to maintain our leading share in this market, we must effectively market and sell host bus adapters that build on our Solaris expertise but that utilize our proprietary Emerald ASICs and the PCI bus architecture. Because our SBus host bus adapters have a higher average selling price than our PCI host bus adapters, a rapid decline in SBus shipments could adversely affect our revenue levels even if we maintained our market share through increased shipments of PCI host bus adapters.

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

    Many of our current and potential competitors, including Emulex Corporation, Qlogic Corporation, Interphase Corporation, Agilent Technologies, Inc., and Adaptec, Inc., have substantially greater financial, technical, marketing and distribution resources than we have. We face the threat of potential competition from new entrants into the Fibre Channel market and the Sun Solaris segment of that market, which continues to represent the substantial majority of our revenues. These potential new entrants include large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. Emerging companies attempting to obtain a share of the existing market also may compete with us. Our Fibre Channel products may also compete at the end-user level with other current or future technology alternatives, such as SCSI, InfiniBand and Gigabit Ethernet. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems do not interoperate with products from independent open system suppliers, like us, customers that invest in these systems will be less likely to purchase our products. Other technologies designed to address the applications served by Fibre Channel today are under development. Because we currently exclusively sell Fibre Channel products for SAN connectivity, unless we are able to develop products based on these technologies, our business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from such technologies.

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

    The growth of the market for our current products depends upon the continued acceptance and deployment of Fibre Channel technology as an alternative to other technologies utilized for network and storage communications. If the Fibre Channel market develops more slowly than anticipated or attracts more competitors than we expect, our business, operating results and financial condition would be materially adversely affected unless we are able to develop products based on new technologies that gain market acceptance. We cannot be certain that Fibre Channel products will gain broader market acceptance or that customers will choose our technology and products.

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

    The market for our products is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in a large part on our ability to enhance our existing products and to introduce new products and technologies on a timely basis to meet changes in customer preferences and evolving industry standards. Additionally, changes in technology and customer preferences could potentially render our current products uncompetitive or obsolete. We cannot be certain that we will be successful in designing, supplying and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties. In addition, because our products are designed to work with software produced by third parties, our operating results could be adversely affected if such third parties delay introduction of new versions of their software for which we have designed new products or if they make unanticipated modifications to such software. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, operating results and financial condition would be materially adversely affected.

Our future success will depend to a certain extent upon our ability to develop new products based upon new technologies such as Infiniband that leverage our Fibre Channel experience.

    We have recently announced a joint development arrangement with Mellanox under which we are developing enterprise data connectivity products based on the Infiniband technology. This is our first product development effort outside of Fibre Channel, and we cannot assure you that it will be successful. We intend to deploy a portion of our research and development resources toward developing Infiniband-based products, and if we are not successful our business may suffer.

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

    Although we test substantially all of our products prior to shipment, some of our customers require additional testing of the products we sell to them. During the nine months ended September 30, 2001, approximately half of the units we shipped were subject to such additional tests. If our capacity to conduct this testing does not expand concurrently with the anticipated growth of our business, product shipments could be delayed, which could result in delayed or lost revenues and customer dissatisfaction.

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

We expect that the average selling prices of each of our products will decrease over time, which may reduce gross margins or revenues.

    We expect that we will continue to experience downward pricing pressure on our products. We anticipate that, in the future, the average selling prices of each of our products will decrease over time in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

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

    Currently, our ASIC products are manufactured by a third party located in Asia, and we may expand our manufacturing, assembly and testing activities abroad. Accordingly, we are subject to risks inherent in international operations, which include:

  •
  political, social and economic conditions, particularly those associated with current worldwide conflicts and events;

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

    Export sales accounted for 32% of our net revenues during the nine months ended September 30, 2001, 23% of our net revenues in 2000, 17% of our net revenues in 1999 and 14% of net revenues in 1998. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

  •
  Political and military events associated with current worldwide conflicts; or

  •
  Events affecting other companies that investors deem to be comparable to us.

    In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in securities class action lawsuits filed in the United States District Court, Central District of California. Such lawsuits allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934. As a result of these lawsuits, a number of derivative cases have been filed in California and Delaware alleging that certain of our officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management's attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation, Rights and Preferences
3.4(1)	Bylaws of the Company
  (b)
  Reports on Form 8-K

      None.

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

JNI CORPORATION

Date: November 9, 2001	By:	/s/ Neal Waddington Neal Waddington President, Chief Executive Officer and Director

Date: November 9, 2001		/s/ Gloria Purdy Gloria Purdy Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2001		/s/ Paul Kim Paul Kim Vice President—Finance and Corporate Controller

EXHIBIT INDEX

(a)
Exhibits

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation, Rights and Preferences
3.4(1)	Bylaws of the Company
  (1)
  Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

  (2)
  Incorporated by reference to the current report on Form 8-K filed by JNI Corporation on February 9, 2001 (File No. 000-27755).

QuickLinks

TABLE OF CONTENTS
  PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
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
Risks relating to our business
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX