Form 10-K
period 2001-12-31
JNI CORP
filed 2002-03-28
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-27755

JNI Corporation
(Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0740004 (I.R.S. Employer Identification No.)
10945 Vista Sorrento Parkway San Diego, California (Address of Principal Executive Offices)	92130 (Zip Code)

(858) 523-7000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
 None.

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        As of February 28, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $187,666,873 based on the closing price of the Company's Common Stock on the Nasdaq National Market on February 28, 2002 of $7.06 per share.

        As of February 28, 2002, 26,581,710 shares of registrant's Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year are incorporated by reference into Part III of this report

PART I

Item 1. Business

Overview

        We are a leading designer and supplier of enterprise storage connectivity products, including Fibre Channel and InfiniBand products that connect servers and data storage devices. We currently design, market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. We also design, market and sell high-performance application specific integrated circuits, or ASICs, based on our proprietary Fibre Channel technology. Building on our experience of designing products for the most demanding enterprise-level systems, we have launched a major product development and strategic initiative based on the emerging InfiniBand Architecture connectivity standard. We recently released our first InfiniBand products, our InfiniStar host channel adapter modules, or HCA modules, that allow stand-alone servers to cluster with InfiniBand connectivity operating at 2.5 gigabit per second (Gb) or 10 Gb per port. We are currently developing or designing products that will bridge InfiniBand to other storage protocols, such as Fibre Channel and iSCSI.

        Our Fibre Channel products operate with most major server operating systems and network configurations used in SANs, and our InfiniBand products are designed to operate with Windows 2000, Linux and Solaris. Our Fibre Channel host bus adapters incorporate our proprietary ASIC technology and can be used both with Unix-based and PC-based server platforms and their associated interfaces. Our software drivers significantly reduce the need for a variety of adapters in heterogeneous environments and ensure interoperability between different sets of platforms and servers.

        We have leveraged our success in the market for SAN connectivity products in high-end Sun Solaris operating environments to build a reputation for quality that has enabled us to obtain certifications from leading storage original equipment manufacturers, or OEMs, including Amdahl, Chaparral, Compaq StorageWorks, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, LSI Storage-Metastor, McDATA, StorageTek and Sun Microsystems. We also maintain strategic relationships with SAN and InfiniBand industry leaders, including Brocade, EDS, InfiniSwitch, Mellanox Technologies, Lane15, Nishan Systems and VERITAS Software.

  Background

  Fibre Channel SANs

        The volume of business-critical data generated, processed, stored and manipulated has grown dramatically over the last decade, and managing the increase in data is one of the most important challenges for organizations. Traditionally, enterprises accessed stored networked data using a server-centric architecture known as direct attached storage. In this architecture, a single server controls access to each storage device, and stored data is only available to applications running on the server directly connected to the storage device. For enterprises that rely on large networks, this creates a bottleneck that can degrade network performance, drain server processing power, complicate network management and increase costs. To address these issues, large enterprises in recent years have deployed emerging storage network architectures, including SANs, to access, share and manage data storage. The rapid adoption of SANs was made possible by the emergence of the Fibre Channel interconnect protocol.

        Fibre Channel is a computer communications protocol designed to meet the many requirements related to the increasing demand for high performance information transfer. As a result of its broad range of features, many industry analysts consider Fibre Channel to be the most reliable and scalable gigabit communications technology available today for high speed transmissions of blocks of data.

Because Fibre Channel technology is so effective in handling data block transmissions, it can be implemented in a wide variety of applications, including enterprise resource planning, digital video transmission and editing and data warehousing. To date, Fibre Channel technology has been most widely accepted and deployed in SANs.

        A SAN is a dedicated network of interconnected servers and data storage devices enabling data sharing at gigabit speeds. The overall SAN market is expected to grow from $6.6 billion in 2001 to $13.8 billion by 2005, a 20% CAGR, according to an International Data Corporation study published December 2001. SANs provide an open, scalable platform for storage access in data intensive environments. The SAN environment complements the ongoing advancements in local area network technologies by extending the benefits of improved performance and capabilities from the client local area network to servers and storage.

  InfiniBand

        Today, enterprises deploying large networks and managing dramatically increasing volumes of networked stored data are beginning to face costly bottlenecks created by the limitations of the standard server bus architecture, peripheral component interconnect, or PCI. The bus serves as the interface between the central processing unit and the connected peripheral devices. The PCI bus was introduced in 1992 and has seen only one major upgrade since introduction. In the same time, processing speeds and network bandwidths have increased dramatically. As a result, the PCI bus limits a processor's ability to push and retrieve data to external devices quickly. Similarly, the PCI bus limits the ability of the processor to connect to multiple remote devices because all peripherals must be plugged into the same bus and share a single communication path to memory and the processor. Thus, only one device can communicate at a time, which limits access to the processor.

        To address these issues, many leading computer and technology manufacturers collaborated to form an open standard to connect servers with remote storage, networking devices and other servers, as well as for use inside servers for interprocessor communications. The result of this collaboration is the InfiniBand Architecture that was released in 2000. Leading server and operating system companies, including Compaq, Dell, Hewlett-Packard, IBM Intel, Microsoft and Sun Microsystems, have announced public support for InfiniBand. Based on this broad industry support among the leading server vendors, IDC estimates that there will be 1.86 million InfiniBand ports in servers shipped in 2004, increasing to 7.69 million ports in 2005.

        InfiniBand is an open, serial technology capable of being implemented across either optical fiber or copper cabling. It offers bandwidths substantially greater than the standard PCI bus as well as improved flexibility and scalability. InfiniBand is a point-to-point architecture in which each communication link extends between only two devices which have full and exclusive access to the communication path. In addition, it is a switched fabric architecture in which a communication path can be extended through the network using switches that increase bandwidth and reliability by creating multiple paths between devices.

        In the same way that Fibre Channel enabled the removal of storage from the server and the creation of storage area networks, InfiniBand has the potential to separate the server's central processing unit from the PCI bus to create server area networks. InfiniBand connectivity devices can currently allow processors to communicate at speeds of up to 10 Gb with other processors, remote storage and network devices without using the PCI bus. InfiniBand provides for the scalable expansion of processing independent of storage connectivity through a lower cost processing unit with improved density and reduced latency. The powerful combination of InfiniBand-based server environments with today's high performance storage area networks can enable new levels of scalability, performance, flexibility, reliability and manageability in the data center. Thus, InfiniBand is complementary to Fibre Channel and provides a significant opportunity to companies with Fibre Channel expertise to penetrate a new and rapidly growing market by developing products designed to enable InfiniBand-based server area networking and to bridge those clustered servers to Fibre Channel SANs.

Products

        Our products include a suite of Fibre Channel host bus adapters, InfiniBand connectivity modules and proprietary Fibre Channel ASICs. We are one of only two major independent manufacturers that derive the majority of revenue from Fibre Channel host bus adapters.

  Fibre Channel Host Bus Adapters

        We design, manufacture and sell a suite of Fibre Channel host bus adapters, management software and related device driver software. A host bus adapter is an electronic circuit card that fits standard sockets on motherboards for servers, workstations, disk arrays and other SAN devices and enables high-speed data transfer within the SAN. Communication between the host bus adapter and the operating system is regulated by device driver software that is included with the host bus adapter. The device driver software also provides a high-reliability data path from a user's application to a storage device across a SAN. Working in conjunction with our device driver software, our host bus adapters work with all SAN topologies, interoperate with all major operating systems and can be used with the PCI, PCI-X, cPCI and SBus interfaces. Our host bus adapters are widely deployed in demanding SAN environments by Global 1000 enterprises.

        We offer Fibre Channel host bus adapters at a variety of price, performance and feature sets. Our line of Fibre Channel host bus adapters includes FibreStar PCI-to-Fibre Channel products, FibreStar CompactPCI-to-Fibre Channel products, FibreStar SBus-to-Fibre Channel products and Zentai PCI-to-Fibre Channel products. Our FibreStar products incorporate our proprietary Emerald ASICs. The FibreStar line of products is designed with high performance, cut-through architecture, low CPU utilization, a highly efficient physical layer design and a modular software structure. Our PC Server DriverSuite is a single, integrated software driver platform that enables our FibreStar host bus adapters to operate under all major PC server operating systems, including Microsoft Windows NT and Windows 2000. The Unix DriverSuite complements the PC Server DriverSuite and is designed to allow FibreStar host bus adapters to operate under nearly all Unix server operating systems, including Sun Microsystems Solaris, Red Hat Linux, Hewlett-Packard HP-UX and IBM AIX. We also offer our EZ Fibre management software with our host bus adapters to simplify the installation and configuration of host bus adapters in SANs and to provide diagnostic and monitoring information to SAN administrators.

        FibreStar PCI-to-Fibre Channel Host Bus Adapters.    Our FibreStar PCI-to-Fibre Channel host bus adapters include single and dual port products that operate at 1 Gb or 2 Gb. The dual port products are designed to enable simultaneous high-speed data transfers between multiple Fibre Channel links and a single PCI-based server. Dual port capability allows a single card to function as two separate single-channel host bus adapters, while taking up only one physical PCI slot. This provides for maximum connectivity on a single system. The 2 Gb products feature "on-demand" 1 Gb or 2 Gb auto rate negotiation that enables them to operate in 1 Gb or 2 Gb storage networks, or networks with a mix of 1 Gb and 2 Gb devices. Automatic topology detection simplifies configuration for switched fabric, arbitrated loop or point-to-point environments. All of these products feature hardware-assisted context switching, which maximizes SAN data throughput and minimizes host CPU utilization, thereby increasing overall SAN performance. We plan to support most major operating systems with the 2 Gb PCI-to-Fibre Channel host bus adapters. Hitachi Data Systems has certified our 2 Gb Ready FibreStar PCI-to-Fibre Channel host bus adapters for use in the Hitachi Freedom Storage Lightning 9900, the first high-end storage system to introduce 2 Gb Fibre Channel speeds, and Brocade has certified these products for use in multi-vendor Brocade-based SAN environments.

        FibreStar PCI-X-to-Fibre Channel Host Bus Adapter.    Our first FibreStar PCI-X-to-Fibre Channel host bus adapter, announced in November 2001, is a dual port product that operates at 1 Gb or 2 Gb. It offers the same functions and features as the FibreStar 2 Gb dual-port PCI-to-Fibre Channel HBAs, except that it can run on a new version of the PCI protocol called PCI-X. This protocol operates at either 100 MHz or 133 MHz, which is faster than the PCI limitation of 66 MHz. The higher bus speed enables up to 1.024 GB throughput at 133 MHz, versus 528 MB throughput of the PCI bus. Our PCI-X host bus adapter is a native-mode implementation of PCI-X, meaning that other speed-enhancing features of the PCI-X protocol can be implemented. Some competing products use a bridge chip to achieve these speeds, which reduces the overall performance at full PCI-X speeds. Another feature of the PCI-X-to-Fibre Channel host bus adapter is that it is backward compatible with the PCI slot. Since servers today are just beginning to ship with the PCI-X slot, we expect this product will be used in both PCI and PCI-X slots during 2002 and 2003. We plan to support most major operating systems with the 2 Gb PCI-X-to-Fibre Channel host bus adapters, which are currently in qualifications at a number of vendors.

        FibreStar CompactPCI Host Bus Adapters.    Our FibreStar CompactPCI-to-Fibre Channel products were the first full-featured, switched fabric 2 Gb Fibre Channel cPCI host bus adapters to ship in volume for the Solaris market. These products are well-matched for Sun Microsystems' new line of UltraSPARC III-based Sun Fire 3800 Midframe servers. These host bus adapters are available in both single port and dual-port/dual independent channel configurations and offer high performance and enterprise reliability while delivering a peak performance throughput of 400 MB (full-duplex) per port and a sustained throughput of ~200 MB per port. Each port can be configured as a separate host bus adapter, which enables a single card to be used for both primary and redundant backup.

        FibreStar SBus-to-Fibre Channel Host Bus Adapters.    Our FibreStar SBus-to-Fibre Channel host bus adapters deliver reliable 64-bit, full-duplex Fibre Channel connections between a Sun server and networked storage on a SAN. Our SBus offering includes single and dual port products operating at both 1 Gb and 2 Gb speeds. All of the 1 Gb SBus host bus adapters and our dual port 2 Gb product are certified "Solaris Ready" by Sun Microsystems and are certified by EMC as "E-Lab Tested" for use with all Symmetrix storage arrays. Hitachi Data Systems has certified our 2 Gb Ready FibreStar SBus-to-Fibre Channel host bus adapters for use in the Hitachi Freedom Storage Lightning 9900.

        Zentai PCI-to-Fibre Channel Host Bus Adapters.    The Zentai utilizes Path Command Plus software to ensure continuous availability and load balancing across multiple Zentai host bus adapters for Fibre Channel communication in a SAN. Path Command Plus enables multiple independent paths from a server to a storage device to automatically recover from a path or equipment failure in the SAN. The Path Command Plus software currently running on the Zentai products is certified by a number of major SAN vendors in Windows environments, including Hitachi Data Systems 9900 storage solutions environments, Microsoft Windows 2000 certifications for single user, multi-user and clustered server environments, Brocade Fabric Aware programs for its switches and Veritas software.

  InfiniBand Products

        HCA Modules.    We recently introduced our InfiniStar line of InfiniBand 1x and 4x HCA Modules. A host channel adapter (HCA) is an interface that resides within a server and communicates directly with the server's memory and processor as well as with the InfiniBand network fabric. When placed on a printed circuit board card similar to a host bus adapter, it is referred to as an HCA module under the naming guidelines set forth by the InfiniBand Architecture specification. An HCA module guarantees delivery of data, performs advance memory access and can recover from transmission errors. Our initial products are the IBP-1x02 and the IBP-4x02. Our InfiniStar products combine Mellanox Technologies' InfiniBridge 10 Gb silicon with our driver software technology. The dual-port IBP-4x02 achieves 10 Gb data link speeds in each direction for each 4x port. In full duplex mode, the result is a total of 40 Gb speed per InfiniStar HCA module. The InfiniStar IBP-4x02 is the first high performance 10 Gb InfiniBand HCA module to be delivered to market. The associated dual-port IBP-1x02 offers 2.5 Gb speed in each direction for each 1x port. In full duplex mode it offers 10 Gb speed per HCA module. The total maximum potential data throughput for the IBP-1x02 is 1.25 GB of data per second, at 312 MB in each direction over each port (312 MB × 2 directions × 2 ports). This performance potential is quadrupled for the IBP-4x02 to nearly 5 GB in full duplex mode, although sustained throughput is limited by the PCI bus. These data throughput rates enable simultaneous SAN communication and cluster server-to-server traffic.

        InfiniBand-to-Fibre Channel bridging products.    We are currently developing or designing products that will bridge InfiniBand to other storage protocols, such as Fibre Channel and iSCSI. Bridging products enable the InfiniBand network to connect to storage devices and storage networks running Fibre Channel or iSCSI. Such products will be necessary to connect a collection of servers in the server area network to the SAN.

  ASICs

        All of our Fibre Channel host bus adapters incorporate our proprietary Emerald Fibre Channel controller ASICs. We also sell the Emerald ASICs separately to OEMs for products such as SAN controllers for disk arrays, tape libraries, switches and other SAN devices. Our Emerald ASICs were the first Fibre Channel controllers to operate at a 2 Gb rate. They incorporate an efficient, proprietary data flow architecture and a high performance embedded processor that enables a highly integrated Fibre Channel subsystem design that delivers full Fibre Channel bandwidth. The Emerald ASICs combine full-duplex Fibre Channel data transfers to provide high-speed input/output performance for high-end storage systems used in SAN environments. They are designed for low central processor unit utilization that can enhance performance in high-end servers and external Fibre Channel RAID storage applications. Our most recent release of the Emerald products, our Emerald IV-x, is our fifth generation chip. It provides two fully independent, high performance Fibre Channel ports for high bandwidth paths to a SAN. It can sustain an 800 MB input/output, which we believe is the highest in its class. Furthermore, it can burst to the host system at full PCI-X speed of 1.064 GB. The Emerald IV-x is designed to be an ideal candidate for high-end servers and high-performance embedded storage applications.

Strategic Relationships

        We intend to continue working closely with leaders in the storage, networking and computing industries to develop new and enhanced SAN and InfiniBand connectivity products. We believe that establishing strategic relationships with technology partners is essential to ensure that we continue to develop competitive products that integrate well with solutions from other leading participants in the SAN and InfiniBand markets. Our recent strategic transaction with Troika Networks, in which we licensed the exclusive rights to Troika's Fibre Channel software and hardware products that provide high availability SAN solutions for enterprise class servers running under Windows NT, Windows 2000 and Solaris operating systems, is an example of this strategy.

        We have created the JNI SAN partners program, helping us form strategic relationships and industry alliances with leading technology companies. In addition to many of our OEMs, members of our SAN partners program include Brocade, Crossroads Systems, Inc., Legato Systems, Inc., Nishan Systems and VERITAS Software Corporation.

        We believe that strategic relationships will enable us to leverage our technical and market strengths to facilitate our early entry into the InfiniBand market. We have established relationships with early leaders in the InfiniBand market including Mellanox Technologies, a developer of semiconductor technologies for InfiniBand, InfiniSwitch, an InfiniBand switch designer and IBM, which is developing a number of InfiniBand products. We believe that the emerging InfiniBand industry will present numerous opportunities to employ an acquisition or partnering strategy with key software and hardware companies.

Research and Development

        Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to continue to make substantial investments in research and development and to participate in the development of industry standards. Our research and development expenses in the year ended December 31, 2001 were $24.6 million compared to $18.9 million in the year ended December 31, 2000. As of December 31, 2001, we had 103 employees in our research and development department.

        We have made a significant investment in our ASIC technologies through research and development. We intend to focus our development efforts on Fibre Channel ASICs, host bus adapters and related software drivers and tools and on InfiniBand technologies and products. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

        At our principal offices in San Diego, we have established the JNI system integration lab, or SIL, to provide comprehensive functional and system level integration/interoperability testing between our connectivity products and various computer platforms and network environments. To facilitate expanded market penetration of our products and technology, our integration test methodologies and software are continually evolving to replicate qualification processes used by major SAN suppliers and OEMs. We conduct functionality testing at our SIL in formal, repeatable processes using documented product specifications and features to verify the operation of both our hardware and our software. The overall goal is to ensure enterprise class performance and interoperability in real world deployments.

Selling and Marketing

        We sell domestically and internationally to OEMs, distribution channel customers, which include distributors, system integrators and value-added resellers, and directly to end-users. We principally target OEMs and value added resellers who resell our products as a part of complete SAN solutions to end-users. Our selling and marketing strategy will continue to focus on the development of the SAN connectivity market. We have continued expanding internationally by partnering with additional OEMs and resellers who have a strong international presence and are capable of selling and installing complex SAN solutions. Our marketing efforts are focused on increasing awareness of our Fibre Channel and InfiniBand products and our JNI brand, promoting SAN-based solutions, and advocating industry-wide standards and interoperability.

        As of December 31, 2001, our selling and marketing organization consisted of 51 employees, including field sales representatives, applications engineers, customer service personnel, product marketing, product management, marketing communications and inside sales personnel. Our field sales personnel are located in San Diego and Fremont, California, Denver, Colorado, Atlanta, Georgia, Chicago, Illinois, Newark, New Jersey, New York, New York, Raleigh, North Carolina, London, England, Brussels, Belgium, Munich, Germany and Singapore.

Customer Service and Support

        We offer a wide range of standard support programs that includes telephone support 24 hours a day, seven days a week. In addition, we have designed our products to allow easy diagnosis of problems and easy system administration. Our customer service and support organization provides technical support to our OEM and systems integrator customers, enabling them to provide technical support to their end-users. We prepare our OEMs and systems integrator customers for product launch through a comprehensive training program. In addition, we employ systems engineers for pre- and post-sales support and technical support engineers and field applications engineers for field support. Our OEM and systems integrator customers provide primary technical support to end-users of our products. We have developed an extensive training course for our OEM and distribution channel customers. The curriculum includes Fibre Channel configuration, SAN implementation and JNI product training. Most of our OEM and channel customers attend our training courses to learn Fibre Channel configuration and SAN reliability design.

Manufacturing, Test and Assembly

        We outsource the majority of our manufacturing, and we conduct quality assurance, manufacturing engineering, documentation control and certain finish assembly operations at our headquarters facility in San Diego, California. This approach enables us to reduce fixed costs and to provide flexibility in meeting market demands. All of our contract manufacturers are ISO 9002 certified. We are planning to achieve 9000-2000 certification in 2003.

        Taiwan Semiconductor Manufacturing Company fabricates our Emerald ASIC wafers in Asia. Various subcontractors, such as Amkor Technology, Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs, allowing us to purchase and receive only finished product. Sanmina-SCI Corporation in Rapid City, South Dakota, and SMS in San Diego, California perform substantially all assembly operations for our adapter products. We anticipate that a third contract manufacture, FinePitch Systems, Inc., will begin performing services for us in the second quarter of 2002. Our contract manufacturers purchase the components of our products, including printed circuit boards, third party ASICs and memory integrated circuits, and assemble them to our specifications. The contract manufacturers deliver the assembled products to us, and we perform certain finish assembly procedures before testing and packaging the final products with software and manuals in our San Diego facility.

        We believe most component parts used in our Fibre Channel host bus adapters are standard off-the-shelf items, which are, or can be, purchased from two or more sources. Similarly, most of the components in our host channel adapter modules, other than our proprietary ASICs and the integrated circuits supplied by Mellanox Technologies, are readily available from multiple sources. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Nevertheless, our reliance on third-party manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, unavailability of, or delays in obtaining access to, certain product technologies and the absence of complete control over delivery schedules, manufacturing yields, and total production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or operating results.

Competition

        The markets in which we compete are intensely competitive and characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards. Our competitors continue to introduce products with improved functionality, quality and performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business, operating results and financial condition.

        Our principal competitors in the Fibre Channel host bus adapter market are Emulex, QLogic and Agilent. We face competition for our ASICs from Agilent and QLogic. Our products may also compete at the end-user level with other technology alternatives that are available from companies such as Adaptec, LSI Logic and QLogic as well as a number of smaller companies. Some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business.

        Because the market for InfiniBand products is in the early stages of development, there are few products available today. We expect that competition in this market will increase significantly. We also expect that a number of large technology companies, such as Intel and IBM, will enter this market with host channel adapter and other InfiniBand products. In addition, other companies, including QLogic, have announced their intention to enter the InfiniBand market with products competitive to our current and planned offering. A significant part of our InfiniBand strategy is to partner with other InfiniBand equipment vendors who will incorporate our products into theirs. If our potential partners design their own components to perform the functionality offered by our products, or if they select components offered by our competitors, we may not be able to achieve planned levels of market penetration. If we are not successful, for competitive or other reasons, in achieving market penetration with our InfiniBand products, we may not be able to recover the significant investment we intend to make in pursuing this market.

        We believe that the principal bases of competition in both the Fibre Channel and InfiniBand markets presently include reliability, performance, time-to-market and price. We believe that other competitive factors include pricing and technical support. We believe that we compete favorably with respect to each of these factors. We also believe that we have a competitive strength in the alliances we have built with customers, particularly our close relationships with OEM customers. Some of our other competitive advantages include our early entry into Fibre Channel and InfiniBand technology, the synergistic relationship between Fibre Channel and InfiniBand, our workforce of highly experienced researchers and designers and our intellectual property.

Intellectual Property and Licenses

        The intellectual property rights we have in our technology, which generally consist of ASIC designs, product designs, software and know-how associated with our product portfolio, principally arise from exclusive licenses and our own internal development efforts. We attempt to protect our technology through a combination of copyrights, trade secret laws, trademarks and contractual obligations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition or operating results. In order to avoid disclosure of key elements of our technology, we have not sought patent protection which may be available to us. The lack of patent protection may make it more difficult for us to prevent other parties from developing or using technology substantially similar to ours. Our software products are protected by copyright laws, and we have several common law trademarks.

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

Backlog

        At December 31, 2001, backlog for our products was approximately $2.8 million, substantially all of which is scheduled for delivery to customers during the quarter ending March 31, 2002, compared to backlog of approximately $8.3 million at December 31, 2000, substantially all of which was scheduled for delivery to customers during the quarter ended March 31, 2001. Typically, our OEM customers forecast expected purchases on a three to six month rolling basis, as compared to distributor customers which order as required with minimal order fulfillment time. All orders are subject to cancellation or delay by the customers with limited or no penalty. Therefore, our backlog is not necessarily indicative of actual sales for any succeeding period.

Employees

        As of December 31, 2001, we had 219 employees, including 29 in administration, 51 in sales and marketing, 103 in engineering and 36 in operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Factors That May Affect Future Performance

Risks relating to our business

A long lasting downturn in information technology spending could negatively affect our revenues and operating results.

        Since late 2000, large enterprises throughout the global economy have significantly reduced their spending on information technology products, which has had a negative effect on our revenues and operating results. We cannot predict the depth or duration of this downturn in spending, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain our customer service and support capabilities, any resulting decline in our revenues will have a significant adverse impact on our operating results.

We may not be able to achieve and maintain profitability on a consistent basis.

        You should consider the risks and difficulties frequently encountered by companies such as ours in new and rapidly evolving markets. We have failed to achieve profitability in each of the last three completed fiscal quarters.    We may not realize sufficient net revenues in future periods to achieve and maintain profitability. In addition, because of the competition in and the evolving nature of the enterprise data connectivity markets, as well as the early stage of the InfiniBand market, achieving and sustaining profitability may be extremely challenging.

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

  •
  changes in accounting standards or principles;

  •
  operating expenses, particularly in connection with our strategies to increase brand awareness or to invest in accelerated research and development;

  •
  the costs and other effects of potential acquisitions or strategic investments; and

  •
  general economic conditions.

        Because our revenues in a given quarter depend substantially on orders booked in that quarter, a decrease in the number of orders we receive is likely to adversely and disproportionately affect our quarterly operating results. This is because our expense levels are partially based on our expectations of future sales, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, our expenses may be disproportionately large as compared to sales in a quarter with reduced orders. Any shortfall in sales in relation to our quarterly expectations or any delay of customer orders would likely have an immediate and adverse impact on our quarterly operating results.

Because we depend on a small number of OEM and distribution channel customers for a significant portion of our revenues in each period, the loss of any of these customers, the failure to obtain certifications or any cancellation or delay of a large purchase by any of these customers could significantly reduce our net revenues.

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. In 2001, Info X, Inc. accounted for 18% of our net revenues and Acal Electronics accounted for 14% of our net revenues. A significant portion of the products sold to these distributors was utilized by our OEM customers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

        Before we can sell our products to an OEM, either directly or through its associated distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our products. In addition, because none of our customers is contractually obligated to purchase any fixed amount of products from us in the future, they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. If any of our large customers stops or delays purchases, our revenues and profitability would be adversely affected, which could cause our stock price to decline. We cannot be certain that we will retain our current OEM or distribution channel customers or that we will be able to recruit additional or replacement customers. As is common in the technology industry, our agreements with OEMs and distribution channel customers typically are non-exclusive and often may be terminated by either party without cause. Moreover, many of our OEM and distribution channel customers utilize or carry competing product lines. If we were to suddenly lose one or more important OEM or distribution channel customers to a competitor, our business, operating results or financial condition could be materially adversely affected. Furthermore, some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business.

Because a significant portion of our products is designed to work with servers from Sun Microsystems, Inc., our business could suffer if demand for Sun servers does not increase or if we are unable to adapt quickly to changes in the market for such equipment.

        Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system. Further, a significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs, and these products have accounted for the substantial majority of our historical revenues. Sun has experienced a material decrease in demand for its high-end servers during the current economic slowdown, which has adversely affected demand for our products. If the demand for Sun's high-end servers does not expand, our revenue growth may suffer. In addition, Sun has released new midrange and new high-end server products that do not include the SBus interface. Accordingly, even if demand for Sun servers increases, we will not experience a resulting increase in our revenue growth unless we are successful in marketing and selling host bus adapters that build on our Solaris expertise but that utilize our proprietary Emerald ASICs and the PCI, PCI-X and cPCI bus architectures. Because our SBus host bus adapters have a higher average selling price than our PCI host bus adapters, a rapid decline in SBus shipments could adversely affect our revenue levels even if we maintained our market share through increased shipments of other host bus adapters.

If we do not develop, market and sell host bus adapters that interoperate with operating systems other than the Sun Solaris operating system our business will suffer.

        We have derived a substantial majority of our historical revenues from sales of host bus adapters that include software designed to work with the Sun Microsystems Solaris operating system. To increase our revenues and grow our business we must maintain our leading position in Solaris environments and build market share with our newer products that interoperate with other operating systems. These products have not obtained market penetration comparable to what we have achieved in the Solaris environment, and our ability to increase market share is subject to the risks inherent in the commercialization of new products. In particular, competition in the market for non-Solaris Fibre Channel host bus adapters is fierce. We may not be successful in marketing and selling the new products we develop, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for host bus adapters compatible with operating systems other than the Solaris operating system would impair our growth and harm our operating results.

Because a significant portion of our host bus adapters is designed for integration with storage devices manufactured by Hitachi Data Systems, EMC and Storagetek, our future revenue growth depends on our ability to obtain OEM certifications for the new and existing products of these manufacturers and on the increased demand for such products.

        We believe that the majority of our host bus adapters are used to form connections to storage arrays manufactured by Hitachi Data Systems, EMC or Storagetek. To a material extent, our future revenue growth depends upon the continued acceptance of and increased demand for the storage products offered by these vendors. To maintain and expand our position with these vendors, we must continue to provide high quality, early-to-market, high performance host bus adapters at competitive prices. Even if we are able to meet the demands of these vendors, it is possible that they will develop or acquire products or technologies that make our products uncompetitive. Further, these vendors may form alliances with other industry participants or competitive suppliers of host bus adapters that could adversely impact the demand for our products. In addition, if we are unable to timely obtain OEM certifications for new storage products offered by these vendors, they could make arrangements with competing host bus adapter manufacturers that would make our products less competitive for both existing and new storage arrays. If we are unable to maintain or expand our relationships with Hitachi Data Systems, EMC or Storagetek, our revenues may suffer.

Because we depend on sole source and limited source suppliers for key components, we are susceptible to supply shortages and quality problems that could adversely affect our operating results.

        We rely on third-party suppliers for components that are used in our products, and we have experienced delays and difficulty in securing components in the past. In times of shortage, we have been required to pay, and may in the future be required to pay, substantial premiums for components, which could adversely affect our gross margins. Key components that we use in our products may, from time to time, only be available from single sources with which we do not have long-term contracts. Any inability to supply products due to a lack of components or to redesign products to incorporate alternative components in a timely manner could materially adversely affect our business. The components we use for our products are based on advanced technology and may not be available with the performance characteristics or in the quantities that we require. In addition, because the third party components we use for our products are complex, they may contain errors or defects that are not discovered until after our products are installed in end-user SANs. Any such errors or defects discovered by our customers could harm our reputation and cause us to lose customers.

Our future success will depend to a certain extent upon our ability to develop new products based upon new technologies such as InfiniBand that leverage our Fibre Channel experience.

        We have recently launched a significant product development and strategic initiative based on the InfiniBand Architecture standard. We released our first InfiniBand product, a host channel adapter module, in the first quarter of 2002, but we have not yet earned any significant revenues from InfiniBand products. We intend to devote a significant portion of our research and development resources to developing InfiniBand products. InfiniBand is a new standard that has not been widely deployed and is in the very early stages of commercialization. We cannot assure you that InfiniBand will ever achieve widespread market acceptance. In addition, InfiniBand provides more bandwidth than is commonly used in many servers, and it is possible that the existing PCI standard, or enhancements such as PCI-X, will adequately satisfy most customer demands for several years. As a result, it is possible that, even if InfiniBand does achieve market acceptance, it will not occur for a significant period of time. Because we intend to devote significant resources to InfiniBand in the near term, a delay in the proliferation of InfiniBand would harm our business, financial condition and operating results.

Our operating results may suffer because of increasing competition.

        The markets in which we compete are intensely competitive. As a result, we will face a variety of significant challenges, including rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on our business. We cannot be certain that we will be able to compete successfully in the future.

        Many of our current and potential competitors in the Fibre Channel market, including Emulex Corporation, QLogic Corporation, Agilent Technologies, Inc., Intel Corporation, IBM and Adaptec, Inc., have substantially greater financial, technical, marketing and distribution resources than we have. We face the threat of potential competition from new entrants into the Fibre Channel market, particularly the Sun Solaris segment of that market that continues to represent the substantial majority of our revenues. These potential new entrants include large technology companies that may develop or acquire differentiating technology and then apply their resources, including established distribution channels and brand recognition, to obtain significant market share. Emerging companies attempting to obtain a share of the existing market also may compete with us. Our Fibre Channel products may also compete at the end-user level with other current or future technology alternatives, such as; SCSI,

InfiniBand and Gigabit Ethernet. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems do not interoperate with products from independent open system suppliers, like us, customers that invest in these systems will be less likely to purchase our products. Other technologies designed to address the applications served by Fibre Channel today are under development. Because most of our current products are based on Fibre Channel, unless we are able to develop products based on InfiniBand or other emerging connectivity technologies, our business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from such technologies.

        Because the market for InfiniBand products is the early stages of development, there are few products available today. We expect that competition in this market will increase significantly. We also expect that a number of large technology companies, such as Intel and IBM, will enter this market with host channel adapter module and other InfiniBand products. In addition, other companies, including QLogic, have announced their intention to enter the InfiniBand market with products competitive to our current and planned offerings. A significant part of our InfiniBand strategy is to partner with other InfiniBand equipment vendors who will incorporate our products into theirs. If our potential partners design their own components to perform the functionality offered by our products, or if they select components offered by our competitors, we may not be able to achieve planned levels of market penetration. If we are not successful, for competitive or other reasons, in achieving market penetration with our InfiniBand products, we may not be able to recover the significant investment we intend to make in pursuing this market.

Delays in product development could adversely affect our market position or customer relationships.

        We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Further, we are devoting significant resources to developing InfiniBand products in order to achieve an early-mover advantage in the InfiniBand market. Delays in development of our InfiniBand products could result in a failure to achieve such an advantage. Delays may result from numerous factors, such as:

  •
  changing OEM product specifications;

  •
  evolving InfiniBand standards;

  •
  undetected errors or failures in software or hardware;

  •
  changing market requirements;

  •
  competitive product introductions;

  •
  difficulties in hiring and retaining necessary personnel;

  •
  difficulties in allocating engineering resources and other resource limitations;

  •
  difficulties with independent contractors;

  •
  unanticipated engineering complexity; and

  •
  delays in the acceptance or shipment of products by OEM customers.

In our industry, technology and other standards change rapidly, and we must keep pace with the changes to compete successfully.

        The market for our products is characterized by rapidly changing technology, evolving industry standards and the frequent introduction of new products and enhancements. Our future success depends in large part on our ability to enhance our existing products and to introduce new products and technologies on a timely basis to meet changes in customer preferences and evolving industry standards. Additionally, changes in technology and customer preferences could potentially render our current products uncompetitive or obsolete. We cannot be certain that we will be successful in designing, supplying and marketing new products or product enhancements that respond to such changes in a timely manner and achieve market acceptance. We also cannot be certain that we will be able to develop the underlying core technologies necessary to create new products and enhancements, or that we will be able to license the core technologies from third parties. In addition, because our products are designed to work with software produced by third parties, our operating results could be adversely affected if such third parties delay introduction of new versions of their software for which we have designed new products or if they make unanticipated modifications to such software. If we are unable, for technological or other reasons, to develop new products or enhance existing products in a timely manner in response to technological and market changes, our business, operating results and financial condition would be materially adversely affected.

If the market for Fibre Channel-based SANs does not expand as we anticipate, our business will suffer.

        The growth of the market for our current products depends upon the continued deployment of Fibre Channel technology in SANs. Accordingly, increasing rates of deployment of Fibre Channel-based SANs is crucial to our future revenue growth. If this market does not expand as rapidly as we anticipate, our operating results may be below the expectations of public market analysts and investors, which would likely cause our stock price to decline.

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

The failure of our OEM customers to keep pace with rapid technological change and to successfully develop and introduce new products could adversely affect our revenues.

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

We expect that the average selling prices of each of our products will decrease over time, which may reduce our gross margins or revenues.

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

        Our success depends upon our retention of key managerial, technical, selling and marketing personnel. The loss of the services of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to JNI.

        We must continue to attract, train and retain managerial, technical, selling and marketing personnel. In particular, we are currently seeking to hire additional skilled development engineers who are currently in limited supply. Competition for such highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-effective manner, our operating results may suffer.

Our product cycles may be short, and from time to time we may need to write off excess and obsolete inventory.

        In the rapidly changing technology environment in which we operate, product cycles tend to be short. However, we must have sufficient quantities of our products available to satisfy our customers' demands. Accordingly, we order significant quantities of our products from our manufacturers prior to receiving customer orders. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods and may become obsolete because of the passage of time and the introduction of new products. For example, as we introduce successive generations of ASICs, we may experience excess inventory of host bus adapters that incorporate the prior generation of ASICs. In these situations, we would be required to write off obsolete inventory, which could have a material adverse effect on our results of operations.

We may engage in future acquisitions of complementary businesses, products or technologies that dilute our stockholders' equity or cause us to incur debt or assume contingent liabilities.

        We may pursue acquisitions that could provide new technologies or products. We recently completed a strategic transaction with Troika Networks pursuant to which we acquired an exclusive license to Troika's Path Command Plus software and manufacturing and distribution rights to its Zentai family of Fibre Channel host bus adapters. We may not be able to achieve the anticipated benefits of this transaction if the technology and products we acquired do not achieve market acceptance or if Troika fails to complete its development obligations under the transaction agreements. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, the incurrence of debt, or amortization expenses related to intangible assets.

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

        Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our Emerald ASIC wafers, and various subcontractors, such as Amkor Technology, Inc., Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. Sanmina-SCI Corporation in Rapid City, South Dakota, and SMS Technologies, Inc. in San Diego, California perform substantially all assembly operations for our host bus adapters and host channel adapter modules. We anticipate that a third contract manufacture, FinePitch Systems, Inc., will begin performing services for us in the second quarter of 2002. We have no firm long-term commitments from any of these companies to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

Our reliance on manufacturers outside the U.S. subjects us to risks inherent in doing business on an international level that could harm our operating results.

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

        Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our proprietary technologies, including the source code for our software and the reference designs for our ASICs. We presently have no patents. We generally enter into confidentiality or license agreements with employees, consultants and customers and seek to control access to and distribution of our source code, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult. Other parties also may independently develop or otherwise acquire equivalent or superior technology. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our intellectual property rights to the same extent as the laws of the United States, or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business.

We may become involved in costly and lengthy patent infringement or intellectual property litigation which could seriously harm our business.

        In recent years, there has been significant litigation in the United States and in foreign countries involving patents and other intellectual property rights. We may become party to litigation in the future as a result of an alleged infringement of others' intellectual property. From time to time, we receive inquiries from other companies concerning whether we used their proprietary information. Any claims that we improperly use another party's proprietary information or that we infringe another party's intellectual property, with or without merit, could adversely affect or delay sales of our products that use the technology in question, result in costly and time-consuming litigation, divert our technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing arrangements, any of which would adversely affect our business. It also is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our products or technology. These or other claims may require us to stop using the challenged intellectual property or to enter into royalty or licensing agreements. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business could be materially adversely affected.

Our export sales subject us to risks that could adversely affect our business.

        Export sales accounted for 30% of our net revenues in 2001, 23% of our net revenues in 2000, and 17% of our net revenues in 1999. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

        We currently anticipate that our available capital resources and expected interest income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms, but such financings would likely dilute our stockholders. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our business, operating results or financial condition could be materially adversely affected.

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

        In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in securities class action lawsuits filed in the United States District Court for the Southern District of California and the United States District Court for the Southern District of New York. Such lawsuits allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sections 11, 12(a)(2) and 15 of the Securities Act of 1933. As a result of the Southern District of California lawsuits, a derivative case has been filed in California alleging that certain of our officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The complaints generally seek compensatory damages, costs and attorney's fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management's attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

        A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. New pronouncements and varying interpretations of pronouncements have occurred with frequency and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Our stockholder rights plan could adversely affect the performance of our stock.

        We have distributed a dividend of one right for each outstanding share of our common stock pursuant to the terms of our preferred share purchase rights plan. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. In addition, our board of directors has the authority to fix the rights and preferences of and issue shares of preferred stock. This right may have the effect of delaying or preventing a change in our control.

Item 2. Properties

        We lease approximately 85,329 square feet in San Diego, California as our corporate headquarters, for product development and test laboratories, for manufacturing operations, and for administrative, engineering, marketing and sales offices. The term of the lease expires March 31, 2011. We lease approximately 19,727 square feet in Fremont, California primarily for our ASICs team under a lease that expires in May 2005.

        We lease approximately 500 square feet of office space in Munich, Germany under a lease that expires in March 2002. We lease approximately 2,200 square feet in Singapore under a lease that expires in November 2002. We believe that our current facilities will be adequate to meet our needs until at least the end of 2002.

        We are also committed to a five year lease for a building adjacent to our current corporate headquarters which is for 57,323 square feet and is located at 10955 Vista Sorrento Parkway, San Diego, California 92130. This new lease commences in June 2002. The Company does not intend to occupy this space and is actively seeking a tenant to sub-lease or assume the lease obligation. See Note 9, "Commitments" in the Notes to the Financial Statements for further discussion.

Item 3. Legal Proceedings

Legal Proceedings

        In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases. The court has given the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint. The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company' secondary public offering in October 2000. The Company believes that these cases are without merit and intends to defend the cases vigorously.

        In October 2001, an alleged stockholder of the Company filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. On February 1, 2002, the Court sustained the Company's demurrer to the plaintiff's complaint with leave to amend. On March 8, 2002, the plaintiff filed an first amended complaint. On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer is set for April 12, 2002. The Company believes that this case lacks merit and intends to defend the case vigorously.

        On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York. The lawsuit also names as defendants the underwriters on the Company's initial public offering and secondary offering. The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's public offerings. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases. The complaint in this case has not been served on the Company. The Company believes that this case lacks merit and intends to defend the case vigorously.

        The Company is involved in certain legal proceedings, including various employee related lawsuits, generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock, $0.001 par value per share, has traded on The Nasdaq National Market under the symbol "JNIC" since October 27, 1999. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Year ended December 31, 2000
First Quarter	$88.00	$48.00
Second Quarter	$52.13	$20.00
Third Quarter	$96.75	$28.88
Fourth Quarter	$126.00	$16.13
Year ended December 31, 2001
First Quarter	$31.41	$7.19
Second Quarter	$18.48	$5.75
Third Quarter	$14.50	$5.08
Fourth Quarter	$11.40	$5.66

        As of February 28, 2002 there were 26,581,710 shares of common stock outstanding held by approximately 187 holders of record. The Company has never declared or paid cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

        The selected financial data as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 have been derived from the Company's audited financial statements included elsewhere in this report. The selected financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 have been derived from audited financial statements for the Company not included herein. The selected financial data set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's

Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$75,764	$103,181	$40,171	$12,189	$2,903
Cost of revenues	39,596	42,050	15,402	5,361	1,252

Gross margin	36,168	61,131	24,769	6,828	1,651
Operating expenses:
Research and development	24,564	18,918	11,951	2,919	1,202
Selling and marketing	15,995	12,323	4,806	1,526	681
General and administrative	9,063	7,938	3,476	1,698	822
Amortization of intangible assets	4,688	5,359	1,506	47	—
Amortization of stock-based compensation	433	623	842	35	—

Total operating expenses	54,743	45,161	22,581	6,225	2,705

Operating income (loss)	(18,575)	15,970	2,188	603	(1,054)
Interest income	5,051	2,908	352	—	—
Interest expense	—	—	(455)	(265)	(130)

Income (loss) before income taxes	(13,524)	18,878	2,085	338	(1,184)
Income tax provision (benefit)	—	4,622	(673)	27	—

Net income (loss)	$(13,524)	$14,256	$2,758	$311	$(1,184)

Earnings (loss) per common share:
Basic	$(0.50)	$0.61	$0.64	$0.74	$(2.82)

Diluted	$(0.50)	$0.53	$0.12	$0.02	$(2.82)

Number of shares used in per share computations:
Basic	26,938	23,541	4,285	420	420
Diluted	26,938	27,009	23,789	17,977	420
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$118,022	$116,445	$44,829	$—	$—
Working capital	97,194	142,446	49,346	(1,830)	(923)
Total assets	151,872	178,094	72,825	7,814	1,900
Due to affiliate	—	—	—	3,061	1,950
Stockholders' equity (deficit)	141,228	156,689	65,222	1,173	(740)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Except for the historical information contained herein, the discussions in this Report on Form 10-K in general may contain certain forward-looking statements. In addition, when used in this Form 10-K, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "JNI," the "Company," "we," "our" and "us" refer to JNI Corporation.

Overview

        We are a leading designer and supplier of enterprise storage connectivity products, including Fibre Channel and InfiniBand products that connect servers and data storage devices. We currently market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. We also design and market high-performance application specific integrated circuits, or ASICs, based on our proprietary Fibre Channel technology. We recently released our first InfiniBand products, called host channel adapter modules, that allow stand-alone servers to cluster with InfiniBand connectivity operating at 2.5 Gb or 10 Gb per port. We are currently developing or designing products that will bridge InfiniBand to other storage protocols, such as Fibre Channel and iSCSI.

        Revenues are comprised principally of sales of our host bus adapter products. Additionally, sales of our ASICs and revenue received from our ASIC development agreements, which represented less than five percent of total revenues for the year ended December 31, 2001, are also included in revenues.

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

        Amortization of intangible assets is attributed to the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec. As a result of the consideration paid to Adaptec, we recorded $11.6 million in intangible assets related to the core technology acquired, which was amortized over an estimated useful life of three years. Amortization of this amount was completed during the year ended December 31, 2001.

        Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees in all operating expense categories where the option exercise price was less than the fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded $2.2 million of deferred compensation within stockholders' equity, which is being amortized over the vesting period of the related stock options, generally four years. The amortization of stock-based compensation will be completed in 2002.

Recent Developments

        In January 2002, we acquired an exclusive license to Troika Networks' Fibre Channel software and hardware products that provide high-availability SAN solutions for enterprise class servers running under Windows NT, Windows 2000 and Solaris operating systems. The purchase price included an initial payment of $7.5 million and contingent consideration of $3.0 million. The $7.5 million consideration includes payment for the software license, research and development services, transition services and a covenant not to compete. The $3.0 million contingent payment may be due if we reach certain revenue or unit sales levels and upon completion of certain OEM certification requirements. Additionally, if we attain certain revenue or unit sales levels of the related products, we will be obligated to make royalty payments based on revenue for one year from the royalty payment start date or until June 30, 2004, whichever occurs earlier. To the extent that we do not achieve certain revenue or unit levels by January 1, 2004, Troika is obligated to reimburse us for a portion of the initial purchase price, up to $3.5 million. We are in the process of evaluating the accounting treatment for this transaction, and an independent valuation of the transaction is being performed for accounting purposes.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

  •
  Revenue recognition;

  •
  accounting for marketable securities;

  •
  inventory valuation and related reserves; and

  •
  accounting for income taxes.

        Revenue recognition.    We sell our products domestically and internationally primarily through OEM and distribution channel customers including distributors, system integrators and value added resellers who sell directly to end-users. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

        We recognize revenue from product sales upon shipment except for sales to distributor customers that have contractual rights of return. Revenue from sales to distributors that have contractual rights of return is recognized when these distributors ship our products to their end-user customers based on reports that we receive from such distributors. Allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectible accounts and product returns based on our historical experience and expected future returns related to products shipped. Revenue from our ASIC development agreements is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

        For all sales, we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors and major OEMs are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

        Our products sold are generally covered by a warranty of three years for our adapter products and a one year warranty for our ASICs. We accrue a warranty reserve for the estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross profit.

        Accounting for marketable securities.    We classify our investments in marketable securities as "available for sale." We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses are included in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized upon the sale of our marketable securities in our statements of operations. Our investments in marketable securities are managed and held in the custody of three domestic financial institutions. We have established investment policy guidelines that we have provided to each of these financial institutions. Based on our guidelines, our investments generally consist of fixed and variable A or higher graded U.S. government, state and local, and corporate debt obligations with maturities ranging from one to twenty-four months. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. The fair market value of our investments in marketable securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Additionally, the amount of interest income that we earn on our investments may be adversely affected by changes in interest rates.

        As of December 31, 2001, our marketable securities available, which consisted of $82,974 in short-term investments and $30,558 in long-term investments, represented 75% of our total assets.

        Inventory valuation and related reserves.    Inventories are valued at the lower of cost or market on a first-in, first-out basis. We use a standard cost system for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. We write down or reserve for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecast in order to assess our inventory reserve balance. Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our products, current products, expected future products and various other assumptions. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

        During the second quarter of 2001, we recorded an excess inventory charge of $7.7 million based on the anticipated demand for our 1 gigabit products. We increased our 1 gigabit products and associated component inventory levels during the fourth quarter of 2000 in anticipation of continued strong sales momentum for these products which did not materialize. Additionally, information technology spending continued to slow down also contributing to the excess inventory charge.

        Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2001, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and research and development tax credits, before they expire.

Results of Operations

        The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Years Ended December 31, 2001 and 2000

        Net Revenues.    Net revenues decreased $27.4 million, or 26.6%, to $75.8 million in the year ended December 31, 2001 from $103.2 million in the year ended December 31, 2000. The decrease was due to a $28.6 million decrease in sales of our SBus host bus adapter products and a $0.5 million decrease in sales of our PCI host bus adapter products partially offset by a $1.6 million increase in sales of our ASICs and revenue received under ASIC development agreements. The total revenue recognized under research and development agreements for the year ended December 31, 2001 was $1.1 million as compared to no revenues in 2000. The overall decrease in revenues for the year ended December 31, 2001 is primarily a result of the slowdown in information technology spending in 2001 coupled with weakness in the Solaris market, which is the principal market for our products. Additionally, the decrease in SBus sales resulted from the transition of our Solaris based products from the SBus to the PCI interface. The decline in net revenues is also attributable to a decrease in the average selling price for our host bus adapters primarily as a result of continued pricing pressure and discounts provided to our major OEM partners as well as the transition to PCI products which have lower average selling prices than SBus products. Sales to customers outside of the United States accounted for 30% of net revenues in 2001 compared to 23% of net revenues in 2000. As our dependency on SBus continues to decline, we expect an increasing percentage of our net revenues will be from sales of our PCI products, including Solaris, Windows NT, Windows 2000 and other operating systems.

        Gross Margin.    Gross margin decreased $24.9 million, or 40.8%, to $36.2 million in the year ended December 31, 2001 from $61.1 million in the year ended December 31, 2000. Gross margin as a percentage of net revenues decreased to 47.7% during the year ended December 31, 2001 from 59.2% during the year ended December 31, 2000. The decrease is primarily attributed to a $7.7 million charge recorded for excess inventory. In the second quarter of 2001, we recorded an excess inventory charge of $7.7 million against cost of revenues based on the determination that current inventory levels were in excess of projected future demand. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues decreased to 57.9% during the year ended December 31, 2001 from 59.2% during the year ended December 31, 2000. The allocation of fixed manufacturing costs over a lower revenue base also contributed to the decrease in gross margins. Additionally, the decrease in the average selling price for our host bus adapters contributed to the decline in gross margins. We expect our gross margin to continue to decline as we continue to experience pricing pressure on host bus adapter products and to generate an increasing percentage of sales from our PCI based products which carry a lower gross margin than our SBus products.

        Research and Development.    Research and development expenses increased $5.7 million, or 29.8%, to $24.6 million for the year ended December 31, 2001 from $18.9 million for the year ended December 31, 2000. The increase was due primarily to higher personnel costs, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts and continued investments in our system integration lab. The increase in office and lab space for our research and development team resulted in higher rent and occupancy related expenses. Additionally, we opened up an office for a research and development team in Singapore in January of 2001 to assist in the design and development of our ASICs which also contributed to the increase in research and development expenses. As a percentage of net revenues, research and development expenses increased to 32.4% for the year ended December 31, 2001 from 18.3% for the year ended December 31, 2000. This increase was primarily attributable to the decrease in revenues. Although we will continue to invest significant resources in our research development efforts, including both our Fibre Channel and InfiniBand development, we anticipate that research and development expenses will decrease in absolute dollars in 2002 due to a headcount reduction in the first quarter of 2002 and a planned decrease in consulting expenses.

        Selling and Marketing.    Selling and marketing expenses increased $3.7 million, or 29.8%, to $16.0 million for the year ended December 31, 2001 from $12.3 million for the year ended December 31, 2000. The increase in selling and marketing expenses was due primarily to an increase in personnel costs, an increase in business development and marketing programs, an increase in travel expenses by our sales people, an increase in public relations expenses and reproduction and printing costs as we continued our efforts to increase our brand awareness and increased costs associated with opening new sales offices in the United States and Europe, partially offset by a decrease in sales commissions due to the decrease in net revenues. Selling and marketing expenses as a percentage of net revenues increased to 21.1% for the year ended December 31, 2001 from 11.9% for the year ended December 31, 2000. This increase was primarily attributable to the decrease in revenues. We anticipate that selling and marketing expenses will decrease in absolute dollars in 2002 due to a headcount reduction in the first quarter of 2002 and cost improvement measures in discretionary spending, such as advertising, trade shows, public relations and recruiting expenses.

        General and Administrative.    General and administrative expenses increased $1.2 million, or 14.2%, to $9.1 million for the year ended December 31, 2001 from $7.9 million for the year ended December 31, 2000. The increase was primarily due to higher personnel costs arising from costs associated with changes in senior management, an increase in legal fees mainly as a result of the class action lawsuit filed in April 2001 and an increase in insurance and consulting expenses. General and administrative expenses as a percentage of net revenues increased to 12.0% for the year ended December 31, 2001 from 7.7% for the year ended December 31, 2000. This increase was primarily attributable to the decrease in revenues. We anticipate that general and administrative expenses will decrease in absolute dollars in 2002 due to a headcount reduction in the first quarter of 2002 and an expected decrease in legal and consulting expenses.

        Amortization of Intangible Assets.    We amortized $4.7 million of intangible assets during the year ended December 31, 2001 compared to $5.4 million during the year ended December 31, 2000. The decrease relates to the balance being fully amortized during the year ended December 31, 2001. The intangible assets related to additional consideration we issued to Adaptec in the third quarter of 1999 for Fibre Channel technology we acquired from Adaptec in November 1998.

        Interest Income.    Interest income increased $2.2 million, or 73.7%, to $5.1 million for the year ended December 31, 2001 from $2.9 million for the year ended December 31, 2000. Interest income for the year ended December 31, 2001 primarily represents interest earned on our investments in marketable securities resulting from the proceeds from our public offering completed in October 2000. Interest income for the year ended December 31, 2000, primarily represents interest earned on our investments in marketable securities resulting from the proceeds from our initial public offering completed in October 1999.

        Income Tax Provision (Benefit).    We recognized an income tax provision of $0 during the year ended December 31, 2001 as a result of the taxable loss during the fiscal year 2001. The difference between our effective tax rate of 0% and the statutory tax rate is primarily a result of the net change in the deferred tax asset valuation allowance. We recognized an income tax provision of $4.6 million, with an effective tax rate of 24.5%, during the year ended December 31, 2000 as a result of the taxable income generated in the year ended December 31, 2000. The difference between our effective tax rate of 24.5% and the statutory tax rate is primarily a result of research and development tax credits generated. We recorded a valuation allowance on our net deferred tax assets as of December 31, 2001 because of uncertainty regarding their realizability.

Comparison of Years Ended December 31, 2000 and 1999

        Net Revenues.    Net revenues increased $63.0 million, or 157%, to $103.2 million in the year ended December 31, 2000 from $40.2 million in the year ended December 31, 1999. The increase was due to an increase in sales of SBus and PCI host bus adapter products with a $46.6 million increase in SBus sales and a $16.9 million increase in PCI sales, partially offset by a decrease in sales of our ASICs. The increase in revenues was attributable to increased demand for our products and growth in the market for Fibre Channel products. Sales to customers outside of the United States accounted for 23% of net revenues in 2000 compared to 17% of net revenues in 1999.

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

        Selling and Marketing.    Selling and marketing expenses increased $7.5 million, or 156%, to $12.3 million for the year ended December 31, 2000 from $4.8 million for the year ended December 31, 1999. The increase in selling and marketing expenses was due primarily to an increase in personnel costs resulting from the expansion of our sales and marketing staff, increased trade show participation and continued spending on an advertising and marketing program which we launched in the first quarter to focus on our premium branding and channel expansion. Selling and marketing expenses as a percentage of net revenues decreased to 11.9% for the year ended December 31, 2000 from 12.0% for the year ended December 31, 1999.

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

        Amortization of Intangible Assets.    We amortized $5.4 million of intangible assets during the year ended December 31, 2000 compared to $1.5 million during the year ended December 31, 1999. The increase in amortization expense relates to the significant increase in intangible assets that resulted from the additional consideration we issued to Adaptec in the third quarter of 1999 for Fibre Channel technology we acquired from Adaptec in November 1998.

        Interest Income.    Interest income of $2.9 million primarily represents interest earned on our investments in marketable securities during the year ended December 31, 2000, resulting primarily from the proceeds from the initial public offering completed in October 1999. Interest income of $352,000 in 1999 primarily represents interest earned in November and December 1999 on our investments in marketable securities, resulting from the proceeds from our initial public offering completed at the end of October 1999.

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

        Amortization of Intangible Assets.    We amortized $1.5 million of intangible assets during the year ended December 31, 1999 compared to $47,000 during the year ended December 31, 1998. The increase in amortization expense is attributed to the significant increase in intangible assets resulting from the additional consideration issued to Adaptec in the third quarter of fiscal 1999 for Fibre Channel technology acquired from Adaptec in November 1998.

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

Liquidity and Capital Resources

        During the year ended December 31, 2001, cash provided by operating activities was $12.7 million, compared to $4.8 million and $2.6 million of cash provided by operating activities during 2000 and 1999, respectively. The cash provided by operations during the year ended December 31, 2001 reflects a $13.0 million decrease in accounts receivable and a $10.0 million decrease in inventory, which includes the $7.7 million charge recorded for excess inventory in the second quarter of 2001, partially offset by a net loss before depreciation and amortization of approximately $3.4 million and $7.0 million of cash used for other working capital items such as other assets, accounts payable, accrued liabilities and deferred revenue.

        Net cash used in investing activities was $9.5 million in the year ended December 31, 2001 and consisted of capital expenditures of $8.7 million and purchases of marketable securities available for sale of $9.9 million partially offset by the proceeds from the sale of marketable securities of $9.1 million. Net cash used in investing activities was $79.2 million in the year ended December 31, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $43.1 million in 1999 and consisted of purchases of marketable securities available for sale and capital expenditures partially offset by proceeds from the sale of marketable securities. The capital expenditures in 2001 primarily reflect our investment in computer and lab equipment to build out our system integration lab as well as investment in software development tools and equipment for our engineering operations.

        Net cash used in financing activities was $2.8 million in the year ended December 31, 2001, which consisted of a treasury stock repurchase of $5.1 million or 900,000 shares of our common shares partially offset by the net proceeds of $2.3 million from the issuance of common stock consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan. Net cash provided by financing activities was $73.3 million in the year ended December 31, 2000, which resulted primarily from the net proceeds from our second public offering in October 2000. In addition, the proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan also provided cash from financing activities in 2000. Net cash provided by financing activities was $45.5 million in 1999, which was generated primarily from our initial public offering in October 1999, partially offset by net payments to affiliates.

        We had $118.0 million of cash and cash equivalents and investments and $97.2 million of working capital at December 31, 2001.

        We believe that our cash and investments position will be sufficient to meet our working capital needs at least through the next 12 months. In the first quarter of 2002, we used a total of $9.5 million of our investments in marketable securities for the Troika transaction and our investment in Mellanox. Additionally, we may be required to make a further payment of $3.0 million as contingent consideration in the Troika transaction. See Note 12, "Subsequent Events" in the Notes to the Financial Statements for further discussion. Our significant obligations and commitments to make future payments under contracts consist of noncancelable operating and capital leases. Our future annual minimum lease payments due under noncancelable operating leases totals $35.3 million over the next ten years, including a five year lease commitment for a building adjacent to our current corporate headquarters. This five year lease commences in June 2002 with a total commitment of approximately $8.8 million. Our future payments due under our capital lease totals $759,000 as of December 31, 2001. See Note 9, "Commitments" in the Notes to the Financial Statements for further discussion, including a schedule of the timing of payments due. In the third quarter of 2001, we implemented a stock repurchase program whereby the Board of Directors authorized us to repurchase up to $15.0 million of our outstanding common stock over a twelve-month period ending September 18, 2002. As of December 31, 2001, we have repurchased an aggregate of 900,000 shares at a cost of $5.1 million. Should we decide to make additional repurchases of stock in 2002, we would be required to liquidate some of our investments in marketable securities. Depending on our levels of revenue in the future, we may be required to use cash to fund our operating activities.

        Our future capital requirements will depend on many factors, including the potential acquisition of or investment in complementary businesses, products, services and technologies, the rate of revenue growth, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk for changes in interest rates relates primarily to changes in the fair market value of our investments and the amount of interest income earned on our investment portfolio. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair market value of our investments. However, the fair market value of our investments in marketable securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

        Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

        See the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item will be set forth in the section headed "Proposal 1—Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders of the Company (the "Proxy Statement") which is expected to be filed not later than 120 days after the end of the Company's fiscal year ended December 31, 2001, and is incorporated in this report by reference.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements:

    Report of Independent Accountants

    Balance Sheets as of December 31, 2001 and 2000

    Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

    Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2001, 2000 and 1999

    Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

    Notes to Financial Statements

  2.
  Financial Statement Schedules:

    Report of Independent Accountants on Financial Statement Schedule

    Schedule II—Valuation & Qualifying Accounts

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)
Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

(c)
Exhibits:

Exhibit Number		Description
3.1	(2)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2	(2)	By-laws of the Company
4.1	(2)	Specimen Common Stock Certificate
10.1	(2)	Form of Indemnity Agreement for directors and executive officers
10.2	(2)	1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder
10.3	(5)	Amended and Restated 1999 Stock Option Plan, terms of Stock Option Agreement and form of Stock Option Grant Agreement thereunder
10.4	(2)	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder
10.5	(6)	2000 Non-Qualified Stock Option Plan, terms of Stock Option Agreement and form of Stock Option Grant Agreement thereunder
10.12	(2)	Form of Severance and Change of Control Agreement, dated September 1, 1999, entered into by JNI Corporation and each of Terry M. Flanagan, Thomas K. Gregory, Charles McKnett and Gloria Purdy
10.16	(3)	Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building A)
10.17	(3)	Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building B)
10.18	(4)	Asset Acquisition and Plan of Reorganization, dated July 24, 2000, among JNI Corporation, Jaymark, Inc., Jaycor, Inc. and California Tube Labratories, Inc.
10.19	(5)	Severance Agreement, dated September 13, 2000, between JNI Corporation and Terry M. Flanagan
10.20	(5)	Amendment No. 1 to Severance and Change of Control Agreement, dated September 14, 2000, between JNI Corporation and Gloria Purdy
10.21	(7)	Loan Agreement and Promissory Note between JNI and Neal Waddington, dated January 9, 2001
10.22	(8)	Secured Recourse Promissory Note between JNI and Thomas Gregory dated April 5, 2001
10.23	(8)	Stock Pledge and Security Agreement by Thomas Gregory dated April 5, 2001
10.24	(8)	Secured Recourse Promissory Note between JNI and Charles McKnett dated April 5, 2001
10.25	(8)	Stock Pledge and Security Agreement by Charles McKnett dated April 5, 2001
23.1	(1)	Consent of PricewaterhouseCoopers LLP

(1)
Filed herewith.

(2)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-86501).

(3)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended June 30, 2000.

(4)
Incorporated by reference to the Current Report on Form 8-K filed by JNI on August 4, 2000.

(5)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-45934).

(6)
Incorporated by reference to the Registration Statement on Form S-8 filed by JNI on September 14, 2000 (File No. 333-45752)

(7)
Incorporated by reference to the Report on Form 10-K filed by JNI for the year ended December 31, 2001.

(8)
Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended March 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JNI CORPORATION
March 28, 2002
By:	/s/ NEAL WADDINGTON Neal Waddington President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NEAL WADDINGTON Neal Waddington	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2002
/s/ GLORIA PURDY Gloria Purdy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002
/s/ PAUL KIM Paul Kim	Vice President Finance — Corporate Controller	March 28, 2002
/s/ ERIC WENAAS Eric Wenaas	Chairman of the Board of Directors	March 28, 2002
/s/ JOHN BOLGER John Bolger	Director	March 28, 2002
/s/ JOHN STISKA John Stiska	Director	March 28, 2002
/s/ TOM ST. DENNIS Tom St. Dennis	Director	March 28, 2002
/s/ SYLVIA SUMMERS-DUBREVIL Sylvia Summers-Dubrevil	Director	March 28, 2002

JNI Corporation

INDEX TO FINANCIAL STATEMENTS

JNI Corporation

Report of Independent Accountants

To the Board of Directors and Stockholders of JNI Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of JNI Corporation at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California
February 4, 2002

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$4,490	$4,095
Marketable securities available for sale	82,974	112,350
Accounts receivable, net	8,605	21,635
Inventories	9,270	19,262
Other current assets	1,968	6,509

Total current assets	107,307	163,851
Marketable securities available for sale	30,558	—
Property and equipment, net	13,371	8,995
Intangible assets, net	—	4,688
Other assets	636	560

	$151,872	$178,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,769	$9,126
Accrued liabilities	5,448	7,575
Deferred revenue	1,896	4,704

Total current liabilities	10,113	21,405
Other liabilities	531	—

Total liabilities	10,644	21,405

Commitments and Contingencies (Notes 9 and 10)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,574,873 and 25,551,749 shares issued and outstanding	27	26
Additional paid-in capital	145,854	143,610
Unearned stock-based compensation	(166)	(665)
Accumulated other comprehensive income	455	6
Retained earnings	188	13,712
Common stock in treasury, at cost — 900,000 shares in 2001	(5,130)	—

Total stockholders' equity	141,228	156,689

	$151,872	$178,094

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
Net revenues	$75,764	$103,181	$40,171
Cost of revenues	39,596	42,050	15,402

Gross margin	36,168	61,131	24,769

Operating expenses:
Research and development	24,564	18,918	11,951
Selling and marketing	15,995	12,323	4,806
General and administrative	9,063	7,938	3,476
Amortization of intangible assets	4,688	5,359	1,506
Amortization of stock-based compensation	433	623	842

Total operating expenses	54,743	45,161	22,581

Operating income (loss)	(18,575)	15,970	2,188
Interest income	5,051	2,908	352
Interest expense — affiliate	—	—	(455)

Income (loss) before income taxes	(13,524)	18,878	2,085
Income tax provision (benefit)	—	4,622	(673)

Net income (loss)	$(13,524)	$14,256	$2,758

Earnings (loss) per share:
Basic	$(0.50)	$0.61	$0.64

Diluted	$(0.50)	$0.53	$0.12

Number of shares used in per share computations:
Basic	26,938,000	23,541,000	4,285,000
Diluted	26,938,000	27,009,000	23,789,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Convertible Preferred Stock, Series A
			Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Unearned Stock-Based Compensation		Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance—December 31, 1998	17,722,895	$18	420,000	$—	$5,427	$(970)	$—	$(3,302)	$—	$1,173
Issuance of warrants					10,920					10,920
Stock-based compensation					1,183	(341)				842
Issuance of common stock in IPO, net of issuance costs			2,800,000	3	48,049					48,052
Conversion of convertible preferred stock into common stock	(17,722,895)	(18)	17,722,895	18						—
Common stock options exercised			895,784	1	151					152
Unrealized gain (loss) on marketable securities							(23)			(23)	$(23)
Tax benefit from stock option transactions					490					490
Tax benefit from technology transfer from parent					858					858
Net income								2,758		2,758	2,758

Balance—December 31, 1999	—	—	21,838,679	22	67,078	(1,311)	(23)	(544)	—	65,222	2,735

Exercise of warrants by Adaptec			839,998	1						1
Stock-based compensation						646				646
Common stock options exercised			1,789,409	2	3,047					3,049
Common stock issued under Employee Stock Purchase Plan			83,663		1,381					1,381
Unrealized gain (loss) on marketable securities							29			29	29
Tax benefit from stock option transactions					3,187					3,187
Issuance of common stock in public offering, net of issuance costs			1,000,000	1	68,917					68,918
Net income								14,256		14,256	14,256

Balance—December 31, 2000	—	—	25,551,749	26	143,610	(665)	6	13,712	—	156,689	14,285

Stock-based compensation					(66)	499				433
Common stock options exercised			1,760,222	1	1,111					1,112
Common stock issued under Employee Stock Purchase Plan			162,902		1,199					1,199
Unrealized gain (loss) on marketable securities							449			449	449
Repurchase of common stock			(900,000)						(5,130)	(5,130)
Net loss								(13,524)		(13,524)	(13,524)

Balance — December 31, 2001	—	$—	26,574,873	$27	$145,854	$(166)	$455	$188	$(5,130)	$141,228	$(13,075)

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(13,524)	$14,256	$2,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	(3,850)	(1,293)
Tax benefit from stock option transactions	—	3,187	490
Depreciation and amortization	5,049	2,238	1,148
Amortization of intangible assets	4,688	5,359	1,506
Amortization of stock-based compensation	433	646	842
Accrued interest expense — affiliate	—	—	(395)
Accrued receivable — affiliate	—	—	159
Changes in assets and liabilities:
Accounts receivable, net	13,030	(15,330)	(3,005)
Inventories	9,992	(15,216)	(2,871)
Other assets	4,465	(6,358)	(471)
Deferred income taxes	—	6,105	—
Accounts payable	(6,357)	5,002	1,583
Accrued liabilities	(2,274)	4,208	2,165
Deferred revenue	(2,808)	4,704	—
Other liabilities	—	(112)	12

Net cash provided by operating activities	12,694	4,839	2,628

Cash flows from investing activities:
Purchases of marketable securities available for sale	(9,863)	(72,554)	(49,790)
Proceeds from sale of marketable securities available for sale	9,130	—	10,000
Capital expenditures	(8,747)	(6,601)	(3,314)

Net cash used in investing activities	(9,480)	(79,155)	(43,104)

Cash flows from financing activities:
Net payments to affiliate	—	—	(2,666)
Net proceeds from issuance of common stock	2,311	73,349	48,204
Purchase of treasury stock	(5,130)	—	—

Net cash (used in) provided by financing activities	(2,819)	73,349	45,538

Net change in cash	395	(967)	5,062
Cash, beginning of period	4,095	5,062	—

Cash, end of period	$4,490	$4,095	$5,062

Supplemental non-cash investing and financing activities:
Purchase of property and equipment and intangible assets in exchange for convertible preferred stock and warrants to purchase convertible preferred stock	$—	$—	$10,920
Acquisition of property and equipment under capital leases	$678	$—	$—

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1—The Company and its Significant Accounting Policies

The Company

        JNI Corporation ("JNI" or the "Company") commenced operations in 1993 as a division of Jaycor, Inc. ("Jaycor"). In February 1997, Jaycor effected a corporate reorganization in which it formed two new corporations: Jaymark, Inc. ("Jaymark") and the Company. Jaymark became the parent of Jaycor and of the Company in that reorganization transaction. Jaycor then transferred technology and assets relating to its Fibre Channel division to Jaymark, which in turn contributed these to the Company in exchange for shares of the Company's common and preferred stock, which automatically converted into common stock upon the closing of the Company's initial public offering. In July 2000, Jaymark distributed its shares totaling 14,175,000 to its stockholders in a reorganization transaction which resulted in Jaymark's liquidation and dissolution and eliminated control of JNI by Jaymark.

        The Company is a leading designer and supplier of enterprise storage connectivity products, including Fibre Channel and InfiniBand products that connect servers and data storage devices. The Company currently markets and sells a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. The Company also designs and markets high-performance application specific integrated circuits, or ASICs, based on its proprietary Fibre Channel technology. The Company recently released its first InfiniBand products, called host channel adapter modules, that allow stand-alone servers to cluster with InfiniBand connectivity operating at 2.5 Gb or 10 Gb per port and is currently developing or designing products that will bridge InfiniBand to other storage protocols, such as Fibre Channel and iSCSI. The Company operates in one business segment.

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

        Prior to the Company's initial public offering, general corporate overhead related to Jaymark's corporate headquarters and common support divisions have been allocated to the Company generally based on the proportion of the Company's total labor costs to the total of all of Jaymark's subsidiaries' total labor costs. Allocated charges included in operating expenses totaled $1,086 for the year ended December 31, 1999. Management believes these allocations fairly and reasonably approximate costs incurred by Jaymark on behalf of the Company's operations.

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

Marketable Securities

        The Company's marketable securities consist of money markets, certificates of deposit, commercial paper, and fixed and variable A or higher graded U.S. government, state and local, and corporate debt obligations with maturities ranging from one to twenty-four months, all of which are managed by three domestic financial institutions. The Company has classified its marketable securities as "available for sale" and carries them at fair value with net unrealized holding gains and losses reported in accumulated other comprehensive income (loss).

Inventories

        Inventories are stated at the lower of cost (computed using standard cost, which approximates actual cost, on a first-in, first-out method) or market. Provisions, when necessary, are made to reduce excess and obsolete inventories to their estimated net realizable values.

Property and Equipment

        Property and equipment are stated at cost and are depreciated over their estimated useful lives, using the straight-line method. Useful lives range from three to seven years for equipment and furniture and the shorter of the useful lives or the terms of the leases (three to ten years) for leasehold improvements. Additions to property and equipment together with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense as incurred.

Capital Leases

        Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets. Amortization expense for property acquired under capital leases is included in depreciation expense. The total accumulated amortization as of December 31, 2001 totaled $19.

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

Intangible Assets

        Intangible assets represent certain products and technology purchased in November 1998 (Note 2) and were being amortized over their estimated useful lives of three years using the straight-line method. At December 31, 2001, the intangible assets were fully amortized with accumulated amortization of $11,582. Accumulated amortization totaled $6,894 at December 31, 2000.

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

Income Taxes

        Until the consummation of the initial public offering, the Company was a member of the Jaymark affiliated group of corporations which filed a consolidated federal income tax return and certain combined and consolidated state income tax returns. Beginning October 27, 1999, the Company files its own federal and state income tax returns. Income taxes are calculated as if the Company had filed separate tax returns for federal and state purposes for all periods presented. In connection with the separation from the Jaymark consolidated tax group, the Company realized a deferred tax asset related to the transfer of certain technology from Jaymark and accounted for this as additional paid-in capital.

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

Earnings (Loss) Per Share

        Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the year ended December 31, 2001 because such securities are antidilutive for this period. The total number of potential common shares excluded from the calculations of diluted loss per common share for the year ended December 31, 2001 was 477,000.

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net income (loss)	$(13,524)	$14,256	$2,758

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares Outstanding	26,938,000	23,541,000	4,285,000
Effect of dilutive securities:
Dilutive warrants outstanding	—	69,000	840,000
Dilutive options outstanding	—	3,378,000	4,144,000
Employee stock purchase plan shares	—	21,000	1,000
Convertible preferred stock	—	—	14,519,000

Denominator for diluted earnings (loss) per share — adjusted weighted average shares	26,938,000	27,009,000	23,789,000
Basic earnings (loss) per share	$(0.50)	$0.61	$0.64
Diluted earnings (loss) per share	$(0.50)	$0.53	$0.12

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement are effective for all business combinations initiated after June 30, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion), and amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This accounting pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2—Acquisition

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

        On September 30, 1999, the Company and Adaptec amended the first of the Series A warrants to fix the number of shares issuable thereunder at 840,000. No shares were issuable under the second and third warrants as a result of the actual revenues earned by the Company on sales of products based on the acquired technology during the period from February 1, 1999 to the date of the Company's initial public offering. As a result of the issuance of the 840,000 warrants, additional purchase price consideration of $10,920 was recorded on September 30, 1999. This additional purchase price was allocated to intangible assets and was fully amortized at December 31, 2001.

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

Note 3—Composition of Certain Financial Statement Captions

	As of December 31,
	2001	2000
Accounts receivable:
Accounts receivable	$9,431	$22,461
Less allowance for doubtful accounts	(826)	(826)

Total	$8,605	$21,635

	As of December 31,
	2001	2000
Inventories:
Raw materials	$6,566	$14,149
Work in process	1,299	2,260
Finished goods	1,405	2,853

Total	$9,270	$19,262

	As of December 31,
	2001	2000
Property and equipment, net:
Computer and test equipment	$17,893	$10,177
Leasehold improvements	831	706
Office furniture and other equipment	3,416	1,869

	22,140	12,752
Less accumulated depreciation and amortization	(8,769)	(3,757)

Total	$13,371	$8,995

	As of December 31,
	2001	2000
Accrued liabilities:
Payroll and payroll related costs	$3,128	$4,447
Other	2,320	3,128

Total	$5,448	$7,575

Note 4—Marketable Securities

        At December 31, 2001 and 2000, the amortized cost and estimated fair value of marketable securities available for sale were as follows:

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$16,497	$175	$(102)	$16,570
State, municipal, and county government debt.	45,663	—	—	45,663
Corporate debt	35,552	376	—	35,928
Short-term instruments	15,371	—	—	15,371

	$113,083	$551	$(102)	$113,532

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$5,393	$—	$—	$5,393
State, municipal, and county government debt.	87,578	—	—	87,578
Corporate debt	19,373	6	—	19,379

	$112,344	$6	$—	$112,350

        The cost of securities sold is based on the specific identification method. Realized gains on the sale of available for sale securities during the year ended December 31, 2001 were $88. Realized losses on the sale of available for sale securities during the year ended December 31, 2000 were $41. No gains or losses were realized on the sale of available for sale securities during the year ended December 31, 1999. The Company's short-term instruments consist primarily of money markets, certificates of deposit, and commercial paper.

Note 5—Stockholders' Equity

Common Stock

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

Preferred Stock

        The Board of Directors of the Company (the "Board") is authorized to issue up to 5,000,000 shares of preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions.

Treasury Stock

        On September 19, 2001, the Board of Directors authorized the Company to repurchase up to $15,000 of its outstanding common stock in open market and private transactions over a twelve-month period ending September 18, 2002. The timing and price of stock purchases are made at the discretion of management. As of December 31, 2001, the Company had repurchased an aggregate of 900,000 shares at a cost of $5,130.

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

Note 6—Benefit Plans

        The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees are eligible to participate on the first day of the month following their hire date. The plan allows for a Company matching contribution (the "Match") in which employees vest one-third per year on the first through third anniversaries of their hire date. The Match is 100% of the employee's first five percentage points of salary contributed. During the years ended December 31, 2001, 2000 and 1999, the charge to operations for the Match was $703, $621 and $256, respectively.

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

The exercise price of all options granted under the 1997 Plan are not less than the fair market value of the Company's common stock as determined by the Board on the date of grant. As a result of the reorganization agreement with Jaymark on July 24, 2000, vesting of options granted under the 1997 Plan was accelerated to a three-year vesting period. At December 31, 2001, there were 170,362 shares of the Company's common stock available for future grant under the 1997 Plan.

        In April 1999, the Company adopted a second option plan (the "1999 Plan"), as amended, which provides for the issuance of up to 3,812,800 shares of the Company's common stock. The 1999 Plan provides for the grant to employees, consultants and directors of the Company of incentive stock options and non-qualified stock options to purchase shares of the Company's common stock. Options granted under the 1999 Plan shall be exercisable at such time or upon such event and subject to the terms, conditions and restrictions as determined by the Board; provided, however, that no option shall be exercisable after ten years from the date of grant. The exercise price of all incentive stock options granted under the 1999 Plan are not less than the fair market value of the Company's common stock on the date of grant. Options granted under the 1999 Plan generally vest over a four-year period. At December 31, 2001, there were 876,549 shares of the Company's common stock available for future grant under the 1999 Plan.

        In August 2000, the Company adopted a third option plan (the "2000 Plan"), which provides for the issuance of up to 1,400,000 shares of the Company's common stock. The 2000 Plan provides for the grant to employees and consultants of the Company of non-qualified stock options to purchase shares of the Company's common stock. Options granted under the 2000 Plan shall be exercisable at such time or upon such event and subject to the terms, conditions and restrictions as determined by the Board; provided, however, that no option shall be exercisable after ten years from the date of grant. Options granted under the 2000 Plan generally vest over a four-year period. At December 31, 2001, there were 4,820 shares of the Company's common stock available for future grant under the 2000 Plan. In January 2002, the Company's Board of Directors approved an increase in the number of shares that may be issued under the 2000 Plan by 1,100,000 shares, from 1,400,000 shares to 2,500,000 shares.

        In February 2001, the Company's compensation committee of its Board of Directors approved a voluntary stock option exchange program for the Company's employees, officers and directors. Under the program, the Company's employees, officers and directors were given the opportunity to cancel stock options granted to them between January 2000 and December 2000 in exchange for an equal number of new options to be granted in the future, on a date more than six months after the date of cancellation of the original options. The new options were granted on August 21, 2001 with an exercise price of $6.50, which was the fair market value of the Company's common stock on that date. Cancelled options total 1,145,450 shares with an average exercise price of $57 per share.

        A summary of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the periods is as follows:

	Year Ended December 31,
	2001		2000		1999
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	4,397,992	$23.93	4,568,107	$3.15	4,038,741	$0.17
Granted	3,397,300	8.91	1,858,850	54.18	1,478,700	9.39
Exercised	(1,760,222)	0.63	(1,789,409)	1.70	(895,784)	0.17
Cancelled	(1,922,975)	41.91	(239,556)	28.40	(53,550)	0.65

Outstanding at end of period	4,112,095	$13.08	4,397,992	$23.93	4,568,107	$3.15

Vested at end of period	784,572		1,614,511		206,716
Exercisable at end of period	784,572		1,614,511		206,716
Weighted average fair value per option of options granted during the period		$5.89		$38.81		$5.42

        The following table summarizes information regarding employee stock options outstanding at December 31, 2001:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable	Weighted average exercise price
December 31, 2001:
$0.17	120,300	6.94	$0.17	84,425	$0.17
$0.71 — $6.95	1,775,647	9.62	6.32	252,831	6.26
$7.05 — $11.80	801,997	8.68	9.66	160,819	10.42
$12.06 — $19.84	863,477	8.76	13.78	128,015	15.22
$20.19 — $35.44	250,750	8.80	25.84	46,185	29.34
$39.00 — $69.00	299,924	8.50	54.77	112,297	53.71

$0.17 — $69.00	4,112,095	9.05	$13.08	784,572	$16.07

        Stock-based compensation is recognized using the intrinsic value method. In connection with the grant of stock options to employees, the Company recorded unearned stock-based compensation within stockholders' equity of $1,183 during the year ended December 31, 1999, representing the difference between the estimated fair value of the common stock determined for financial reporting purposes and the exercise price of these options at the date of grant. Amortization of unearned stock-based compensation, net of any charges reversed during the period for the forfeiture of unvested options, was $433, $623 and $842 for the years ended December 31, 2001, 2000 and 1999, respectively.

        At December 31, 2001, the remaining unearned stock-based compensation of approximately $166 will be fully amortized by the fourth quarter of 2002. The amount of stock-based compensation expense to be recorded in the future period could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

        During October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 262,500 shares of the Company's common stock have been reserved for issuance under the Purchase Plan. As of December 31, 2001, 246,565 shares of common stock have been issued under the Purchase Plan. The number of shares reserved for issuance under the Purchase Plan is subject to an annual increase on January 1 of each year beginning in 2001 equal to the lesser of (a) 87,500 shares, (b) 1.0% of the outstanding shares on such date or (c) a lesser amount as determined by the Board. The Purchase Plan permits eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential 24-month offering periods. Each such offering period is divided into four consecutive six-month purchase periods. Unless the Board establishes a higher price, the price at which shares are purchased under the Purchase Plan for such offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the applicable purchase period within such offering period.

        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income (loss) and diluted earnings (loss) per common share would have been as follows:

	Year Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$(13,524)	$14,256	$2,758
Pro forma	(18,510)	(211)	1,532
Diluted earnings (loss) per common share:
As reported	$(0.50)	$0.53	$0.12
Pro forma	(0.69)	(0.01)	0.06
	Year Ended December 31,
	2001	2000	1999
Weighted average grant-date fair value of options
Granted:
Exercise price equal to estimated fair value of stock on the grant date:
Aggregate value	$19,995	$72,141	$6,581
Per share value	5.89	38.81	5.89
Exercise price less than the estimated fair value of stock on the grant date:
Aggregate value	$—	$—	$1,433
Per share value	—	—	3.97

        The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2001, 2000 and 1999: no dividend yield; risk-free interest rate of 4.09%, 6.03% and 5.56% and expected terms of 3.0 years, 3.3 years and 7.4 years, respectively. The volatility of the Company's common stock underlying the options was 107%, 115% and 95% during the years ended December 31, 2001, 2000 and 1999, respectively. The fair value of the employees' purchase rights pursuant to the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2001, 2000 and 1999: no dividend yield; risk-free interest rate of 3.19%, 5.36% and 5.08%; expected term of 1.4 years, 1.3 years and 6 months and expected volatility of 104%, 97% and 95%, respectively. The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $7.64, $13.80 and $8.00, respectively.

Note 7—Income Taxes

        The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$—	$7,618	$619
State	—	854	1

	-	8,472	620

Deferred:
Federal	(4,284)	(3,170)	(1,008)
State	(2,339)	(680)	(285)

	(6,623)	(3,850)	(1,293)
Change in valuation allowance	6,623	—	—

	$-	$4,622	$(673)

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Year Ended December 31,
	2001	2000	1999
Tax provision (benefit) at statutory rate	(34)%	34%	34%
State tax (benefit), net of federal tax benefit	(12)	7	8
Research and development credits	(4)	(14)	(21)
Stock-based compensation	1	1	14
Utilization of net operating loss carryforwards	—	—	(45)
Net change in valuation allowance	49	—	(22)
Other	—	(4)	—

	—%	24%	(32)%

        The components of the Company's net deferred tax assets (liabilities) are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$13,166	$9,432
Research and development credit carryforwards	3,390	2,396
Allowances and reserves	4,387	1,602
Accrued payroll and payroll related costs	334	290
Intangible assets	4,379	2,976
Deferred revenue	745	1,848
Depreciation	315	—
Other	723	569

Total deferred tax assets	$27,439	$19,113
Deferred tax liabilities:
Deferred costs	$(353)	$(622)
Depreciation	$—	$(357)

Net deferred tax asset	27,086	18,134
Less valuation allowance	(27,086)	(18,134)

	$-	$—

        At December 31, 2001, the Company provided a valuation allowance for its net deferred tax assets because of uncertainty regarding their realizability. At December 31, 2001, the deferred tax asset includes $20,463 related to the tax benefit for the exercise of stock options. If or when recognized, the tax benefit of the deferred tax assets related to stock option exercises will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

        As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $35,227 and $21,551 expiring from 2005 to 2021. The net operating loss includes the tax benefit related to the exercise of stock options, which benefit was recorded to additional paid-in capital. The Company also had federal and state research and development tax credit carryforwards of approximately $2,133 and $1,905, expiring from 2019 to 2021.

Note 8—Related Party Transactions

Related Party Loans

        On January 9, 2001, the Company entered into a loan agreement with its chief executive officer in the amount of $500 which has been recorded as an other asset. Concurrent with the loan agreement, the Company's chief executive officer executed a promissory note to pay off the loan with $250 of principal and accrued interest due and payable at each anniversary date of the loan agreement or payment of all unpaid or unforgiven principal and accrued interest due upon termination of employment with the Company. The loan bears interest at a 5% rate. In the event the chief executive officer's employment with the Company is terminated without cause, all outstanding principal and interest would be forgiven. Additionally, the Company will forgive an amount equal to $250 of principal and all accrued interest on the first and second anniversary dates of the loan provided the chief executive officer is an employee of the Company on the relevant forgiveness date and has not given notice of resignation or been given notice of termination for cause. On January 9, 2002 (the first anniversary date), the Company forgave $250 of principal and $25 in accrued interest which was recorded as compensation expense during the year ended December 31, 2001. In the first quarter of 2002, the Company's chief executive officer executed a promissory note for $99 for payroll taxes which the Company paid on his behalf on January 9, 2002. The promissory note is due by April 15, 2003 and bears interest at a 5% rate.

        In April 2001, the Company's chief technology officer and chief operating officer received loans from the Company in the amount of $1,200 and $400, respectively, payable in full on or before April 5, 2002, at an interest rate of 5%. In the fourth quarter of 2001, the chief operating officer paid his loan and all accrued interest in full. As of December 31, 2001, accrued interest on the chief technology officer's loan totaled $45. The remaining loan is collateralized by Company stock owned by this individual.

Note 9—Commitments

        The Company leases its operating facilities and certain office equipment under noncancelable operating leases. The facility leases require the payment of taxes, maintenance, utilities and insurance.

        Future annual minimum lease payments due under noncancelable capital and operating leases consists of the following at December 31, 2001:

Years Ending December 31,	Capital Leases	Operating Leases
2002	$190	$3,923
2003	253	4,614
2004	253	4,674
2005	63	4,541
2006	—	4,478
Thereafter	—	13,021

Total minimum lease payments	$759	$35,251

Amount representing interest	(81)

Obligations under capital leases	678
Obligations due within one year	(147)

Long-term obligations under capital leases	$531

        Rent expense under all operating leases for the years ended December 31, 2001, 2000 and 1999 was $3,172, $1,560 and $1,002, respectively.

        The Company currently occupies 85,329 square feet in San Diego, California as its corporate headquarters under a lease that expires on March 31, 2011. Additionally, the Company is committed to a five year lease for a building adjacent to its current headquarters which is 57,323 square feet. This new lease commences in June 2002 with a total commitment of approximately $8,770 which is included in the lease commitment schedule above. The Company does not intend to occupy this space and is actively seeking a tenant to sub-lease or assume the lease obligation. To the extent the Company is unable to sub-lease the space prior to the commencement of the lease term, or sub-lease rentals are below that of the lease commitment, a loss will be incurred. As of December 31, 2001 the Company has not recorded a loss provision related to this lease obligation as any potential loss cannot be reasonably estimated.

Note 10—Contingencies

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

        In October 2001, an alleged stockholder of the Company filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. The Company believes that this case lacks merit and intends to defend the case vigorously.

        On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York. The lawsuit also names as defendants the underwriters on the Company's initial public offering and secondary offering. The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's public offerings. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases. The complaint in this case has not been served on the Company. The Company believes that this case lacks merit and intends to defend the case vigorously.

        The Company is involved in certain legal proceedings, including various employee related lawsuits, generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Note 11—Concentrations of Risk

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

        Sales to customers outside of the United States accounted for 30%, 23% and 17% of the Company's net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. In relation to the Company's net revenues, 9%, 7% and 6% were to customers located in the Asia-Pacific region and 21%, 16% and 11% were to customers located in the Europe region.

        The percentage of sales to significant customers was as follows:

	Year Ended December 31,
	2001	2000	1999
Customer A	7%	16%	16%
Customer B	7	8	11
Customer C	18	21	18
Customer D	14	13	11

Note 12—Subsequent Events (unaudited)

Troika Agreement

        In January 2002, the Company acquired an exclusive license to Troika Networks' Fibre Channel software and hardware products that provide high-availability storage area network solutions for enterprise class servers running under Windows NT, Windows 2000 and Solaris operating systems. The purchase price included an initial payment of $7,500 and contingent consideration of $3,000. The $7,500 consideration includes payment for the software license, research and development services, transition services and a covenant not to compete. The $3,000 contingent payment may be due if the Company reaches certain revenue or unit sales levels and upon completion of certain OEM certification requirements. Additionally, if the Company attains certain revenue or unit sales levels of the related products, the Company will be obligated to make royalty payments based on revenue for one year from the royalty payment start date or until June 30, 2004, whichever occurs earlier. To the extent that the Company does not achieve certain revenue or unit levels by January 1, 2004, Troika is obligated to reimburse the Company for a portion of the initial purchase price, up to $3,500. The Company is in the process of evaluating the accounting treatment for this transaction, and an independent valuation of the transaction is being performed for accounting purposes.

Mellanox Investment

        In January 2002, the Company invested $2,000 in Mellanox Technologies Ltd, a privately held InfiniBand semiconductor developer. This investment will be accounted for under the cost method of accounting.

Note 13—Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2000
Net revenues	$18,477	$24,024	$30,013	$30,667
Gross margin	11,130	14,136	17,812	18,053
Operating income	1,620	3,155	5,918	5,277
Net income	$1,324	$2,292	$4,353	$6,287
Net income per share	$0.05	$0.09	$0.16	$0.22
2001
Net revenues	$21,142	$23,057	$18,080	$13,485
Gross margin	12,554	5,986	10,499	7,129
Operating loss	(973)	(9,336)	(3,259)	(5,007)
Net income (loss)	$301	$(7,854)	$(1,989)	$(3,982)
Net income (loss) per share	$0.01	$(0.29)	$(0.07)	$(0.15)

JNI Corporation

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of JNI Corporation:

Our audits of the financial statements referred to in our report dated February 4, 2002 appearing in the 2001 Annual Report to the Stockholders on Form 10-K of JNI Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

San Diego, California
February 4, 2002

S-1

JNI Corporation

Schedule II—Valuation & Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Taken Against Allowance	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 1999	133	416	54	495
Year Ended December 31, 2000	495	677	346	826
Year Ended December 31, 2001	826	—	—	826

S-2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
Risks relating to our business
PART II
PART III
PART IV
SIGNATURES
JNI Corporation INDEX TO FINANCIAL STATEMENTS
JNI Corporation Report of Independent Accountants
JNI Corporation BALANCE SHEETS (In thousands, except share and per share data)
JNI Corporation STATEMENTS OF OPERATIONS (In thousands, except share and per share data)
JNI Corporation STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share data)
JNI Corporation STATEMENTS OF CASH FLOWS (In thousands)
JNI Corporation NOTES TO FINANCIAL STATEMENTS (In thousands, except share and per share data)
JNI Corporation
Report of Independent Accountants on Financial Statement Schedule
JNI Corporation
Schedule II—Valuation & Qualifying Accounts (In thousands)