Form 10-K/A
period 2001-12-31
JNI CORP
filed 2002-05-20
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
 Common Stock, $0.001 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of April 30, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $168,099,057 based on the closing price of the Company's Common Stock on the Nasdaq National Market on April 30, 2002 of $6.30 per share.

        As of April 30, 2002, 26,682,390 shares of registrant's Common Stock, $0.001 par value, were outstanding.

Explanatory Note

        This amended Annual Report on Form 10-K/A amends and restates in its entirety JNI's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 as of the date of filing the original Form 10-K, March 28, 2002. JNI has filed this amended Annual Report on Form 10-K/A as a result of the restatement of our 2001 financial statements. The effects of the restatement are incorporated into our 2001 financial statements included herein as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other portions of this Report. See Note 2 to the financial statements included herein. This amended Annual Report on Form 10-K/A speaks as of the end of the fiscal year 2001 as required by Form 10-K or as of the date of filing the original Annual Report on Form 10-K. It does not update any of the statements contained therein except with respect to the effect of the restatement.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on April 12, 2002 are incorporated by reference into Part III of this report

PART I

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

Backlog

        At December 31, 2001, backlog for our products was approximately $3.3 million, substantially all of which is scheduled for delivery to customers during the quarter ending March 31, 2002, compared to backlog of approximately $8.3 million at December 31, 2000, substantially all of which was scheduled for delivery to customers during the quarter ended March 31, 2001. Typically, our OEM customers forecast expected purchases on a three to six month rolling basis, as compared to distributor customers which order as required with minimal order fulfillment time. All orders are subject to cancellation or delay by the customers with limited or no penalty. Therefore, our backlog is not necessarily indicative of actual sales for any succeeding period.

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

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. In 2001, Info X, Inc. accounted for 20% of our net revenues and Acal Electronics accounted for 14% of our net revenues. A significant portion of the products sold to these distributors was utilized by our OEM customers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

        We are also committed to a five year lease for a building adjacent to our current corporate headquarters which is for 57,323 square feet and is located at 10955 Vista Sorrento Parkway, San Diego, California 92130. This new lease commences in June 2002. The Company does not intend to occupy this space and is actively seeking a tenant to sub-lease or assume the lease obligation. See Note 10, "Commitments" in the Notes to the Financial Statements for further discussion.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
	(As Restated, See Note 2)
Statement of Operations Data:
Net revenues	$75,263	$103,181	$40,171	$12,189	$2,903
Cost of revenues	39,321	42,050	15,402	5,361	1,252

Gross margin	35,942	61,131	24,769	6,828	1,651
Operating expenses:
Research and development	24,564	18,918	11,951	2,919	1,202
Selling and marketing	15,993	12,323	4,806	1,526	681
General and administrative	9,063	7,938	3,476	1,698	822
Amortization of intangible assets	4,688	5,359	1,506	47	—
Amortization of stock-based compensation	433	623	842	35	—

Total operating expenses	54,741	45,161	22,581	6,225	2,705

Operating income (loss)	(18,799)	15,970	2,188	603	(1,054)
Interest income	5,051	2,908	352	—	—
Interest expense	—	—	(455)	(265)	(130)

Income (loss) before income taxes	(13,748)	18,878	2,085	338	(1,184)
Income tax provision (benefit)	—	4,622	(673)	27	—

Net income (loss)	$(13,748)	$14,256	$2,758	$311	$(1,184)

Earnings (loss) per common share:
Basic	$(0.51)	$0.61	$0.64	$0.74	$(2.82)

Diluted	$(0.51)	$0.53	$0.12	$0.02	$(2.82)

Number of shares used in per share computations:
Basic	26,938	23,541	4,285	420	420
Diluted	26,938	27,009	23,789	17,977	420
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$118,022	$116,445	$44,829	$—	$—
Working capital	96,970	142,446	49,346	(1,830)	(923)
Total assets	152,147	178,094	72,825	7,814	1,900
Due to affiliate	—	—	—	3,061	1,950
Stockholders' equity (deficit)	141,004	156,689	65,222	1,173	(740)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Except for the historical information contained herein, the discussions in this Report on Form 10-K/A in general may contain certain forward-looking statements. In addition, when used in this Form 10-K/A, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "JNI," the "Company," "we," "our" and "us" refer to JNI Corporation.

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

Restatement of Previously Reported Amounts

        Our financial statements for the year ended December 31, 2001 have been restated from those previously reported to exclude the effect of $501,000 of revenue and $275,000 of cost of revenue recognized in connection with one order by an OEM customer in the fourth quarter of 2001. The revenue was recognized in violation of Company policy following a sale of products to an OEM customer where the CEO granted a right of return. The side agreement creating this right of return was not disclosed to Company financial personnel or the Company's independent accountants, which is a violation of Company policy. The right of return was not discovered until the second quarter of 2002 when the OEM customer returned some of the products and sought return credit. Upon investigation, the Audit Committee of the Company's Board of Directors, in consultation with the Company's independent accountants, determined that the revenue that had been recognized in the fourth quarter of 2001 should not have been recognized until the return right lapsed because the Company could not have reasonably estimated the returns at the time the products were shipped. The return right lapses in this circumstance when the Company's products are incorporated into the OEM's products and sold through to the end user. Accordingly, the restated financial statements reflect the reversal of the revenue and cost of revenue associated with the transaction. A total of $409,000 of the products were shipped through in the first quarter of 2002, so the financial statements for that period reflect a corresponding increase in revenue and cost of revenue.

        The significant effects of this restatement are disclosed in Note 2 to the accompanying financial statements and are incorporated in management's discussion and analysis.

Results of Operations

        The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Years Ended December 31, 2001 and 2000

        Net Revenues.    Net revenues decreased $27.9 million, or 27.1%, to $75.3 million in the year ended December 31, 2001 from $103.2 million in the year ended December 31, 2000. The decrease was due to a $28.9 million decrease in sales of our SBus host bus adapter products and a $0.7 million decrease in sales of our PCI host bus adapter products partially offset by a $1.6 million increase in sales of our ASICs and revenue received under ASIC development agreements. The total revenue recognized under research and development agreements for the year ended December 31, 2001 was $1.1 million as compared to no revenues in 2000. The overall decrease in revenues for the year ended December 31, 2001 is primarily a result of the slowdown in information technology spending in 2001 coupled with weakness in the Solaris market, which is the principal market for our products. Additionally, the decrease in SBus sales resulted from the transition of our Solaris based products from the SBus to the PCI interface. The decline in net revenues is also attributable to a decrease in the average selling price for our host bus adapters primarily as a result of continued pricing pressure and discounts provided to our major OEM partners as well as the transition to PCI products which have lower average selling prices than SBus products. Sales to customers outside of the United States accounted for 30% of net revenues in 2001 compared to 23% of net revenues in 2000. As our dependency on SBus continues to decline, we expect an increasing percentage of our net revenues will be from sales of our PCI products, including Solaris, Windows NT, Windows 2000 and other operating systems.

        Gross Margin.    Gross margin decreased $25.2 million, or 41.2%, to $35.9 million in the year ended December 31, 2001 from $61.1 million in the year ended December 31, 2000. Gross margin as a percentage of net revenues decreased to 47.8% during the year ended December 31, 2001 from 59.2% during the year ended December 31, 2000. The decrease is primarily attributed to a $7.7 million charge recorded for excess inventory. In the second quarter of 2001, we recorded an excess inventory charge of

$7.7 million against cost of revenues based on the determination that current inventory levels were in excess of projected future demand. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues decreased to 58.0% during the year ended December 31, 2001 from 59.2% during the year ended December 31, 2000. The allocation of fixed manufacturing costs over a lower revenue base also contributed to the decrease in gross margins. Additionally, the decrease in the average selling price for our host bus adapters contributed to the decline in gross margins. We expect our gross margin to continue to decline as we continue to experience pricing pressure on host bus adapter products and to generate an increasing percentage of sales from our PCI based products which carry a lower gross margin than our SBus products.

        Research and Development.    Research and development expenses increased $5.7 million, or 29.8%, to $24.6 million for the year ended December 31, 2001 from $18.9 million for the year ended December 31, 2000. The increase was due primarily to higher personnel costs, resulting from an increase in the number of personnel needed in order to staff a higher level of research and development, and higher depreciation expense, resulting from an increase in capital expenditures necessary to expand our research and development efforts and continued investments in our system integration lab. The increase in office and lab space for our research and development team resulted in higher rent and occupancy related expenses. Additionally, we opened up an office for a research and development team in Singapore in January of 2001 to assist in the design and development of our ASICs which also contributed to the increase in research and development expenses. As a percentage of net revenues, research and development expenses increased to 32.6% for the year ended December 31, 2001 from 18.3% for the year ended December 31, 2000. This increase was primarily attributable to the decrease in revenues. Although we will continue to invest significant resources in our research development efforts, including both our Fibre Channel and InfiniBand development, we anticipate that research and development expenses will decrease in absolute dollars in 2002 due to a headcount reduction in the first quarter of 2002 and a planned decrease in consulting expenses.

        Selling and Marketing.    Selling and marketing expenses increased $3.7 million, or 29.8%, to $16.0 million for the year ended December 31, 2001 from $12.3 million for the year ended December 31, 2000. The increase in selling and marketing expenses was due primarily to an increase in personnel costs, an increase in business development and marketing programs, an increase in travel expenses by our sales people, an increase in public relations expenses and reproduction and printing costs as we continued our efforts to increase our brand awareness and increased costs associated with opening new sales offices in the United States and Europe, partially offset by a decrease in sales commissions due to the decrease in net revenues. Selling and marketing expenses as a percentage of net revenues increased to 21.2% for the year ended December 31, 2001 from 11.9% for the year ended December 31, 2000. This increase was primarily attributable to the decrease in revenues. We anticipate that selling and marketing expenses will decrease in absolute dollars in 2002 due to a headcount reduction in the first quarter of 2002 and cost improvement measures in discretionary spending, such as advertising, trade shows, public relations and recruiting expenses.

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

Liquidity and Capital Resources

        During the year ended December 31, 2001, cash provided by operating activities was $12.7 million, compared to $4.8 million and $2.6 million of cash provided by operating activities during 2000 and 1999, respectively. The cash provided by operations during the year ended December 31, 2001 reflects a $13.0 million decrease in accounts receivable and a $9.7 million decrease in inventory, which includes the $7.7 million charge recorded for excess inventory in the second quarter of 2001, partially offset by a net loss before depreciation and amortization of approximately $3.6 million and $6.5 million of cash used for other working capital items such as other assets, accounts payable, accrued liabilities and deferred revenue.

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

        We had $118.0 million of cash and cash equivalents and investments and $97.0 million of working capital at December 31, 2001.

        We believe that our cash and investments position will be sufficient to meet our working capital needs at least through the next 12 months. In the first quarter of 2002, we used a total of $9.5 million of our investments in marketable securities for the Troika transaction and our investment in Mellanox. Additionally, we may be required to make a further payment of $3.0 million as contingent consideration in the Troika transaction. See Note 13, "Subsequent Events" in the Notes to the Financial Statements for further discussion. Our significant obligations and commitments to make future payments under contracts consist of noncancelable operating and capital leases. Our future annual minimum lease payments due under noncancelable operating leases totals $35.3 million over the next ten years, including a five year lease commitment for a building adjacent to our current corporate headquarters. This five year lease commences in June 2002 with a total commitment of approximately $8.8 million. Our future payments due under our capital lease totals $759,000 as of December 31, 2001. See Note 10, "Commitments" in the Notes to the Financial Statements for further discussion, including a schedule of the timing of payments due. In the third quarter of 2001, we implemented a stock repurchase program whereby the Board of Directors authorized us to repurchase up to $15.0 million of our outstanding common stock over a twelve-month period ending September 18, 2002. As of December 31, 2001, we have repurchased an aggregate of 900,000 shares at a cost of $5.1 million. Should we decide to make additional repurchases of stock in 2002, we would be required to liquidate some of our investments in marketable securities. Depending on our levels of revenue in the future, we may be required to use cash to fund our operating activities.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

JNI CORPORATION
May 20, 2002
By:	/s/ GLORIA PURDY Gloria Purdy Chief Financial Officer

JNI Corporation

INDEX TO FINANCIAL STATEMENTS

JNI Corporation

Report of Independent Accountants

To the Board of Directors and Stockholders of JNI Corporation:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and comprehensive income (loss) and of cash flows, after the restatement described in Note 2, present fairly, in all material respects, the financial position of JNI Corporation at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California
February 4, 2002,
except as to Note 2 which is as of May 20, 2002

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001	2000
	(As Restated, See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$4,490	$4,095
Marketable securities available for sale	82,974	112,350
Accounts receivable, net	8,605	21,635
Inventories	9,545	19,262
Other current assets	1,968	6,509

Total current assets	107,582	163,851
Marketable securities available for sale	30,558	—
Property and equipment, net	13,371	8,995
Intangible assets, net	—	4,688
Other assets	636	560

	$152,147	$178,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,769	$9,126
Accrued liabilities	5,446	7,575
Deferred revenue	2,397	4,704

Total current liabilities	10,612	21,405
Other liabilities	531	—

Total liabilities	11,143	21,405

Commitments and Contingencies (Notes 10 and 11)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,574,873 and 25,551,749 shares issued and outstanding	27	26
Additional paid-in capital	145,854	143,610
Unearned stock-based compensation	(166)	(665)
Accumulated other comprehensive income	455	6
Retained earnings (deficit)	(36)	13,712
Common stock in treasury, at cost — 900,000 shares in 2001	(5,130)	—

Total stockholders' equity	141,004	156,689

	$152,147	$178,094

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2001	2000	1999
	(As Restated, See Note 2)
Net revenues	$75,263	$103,181	$40,171
Cost of revenues	39,321	42,050	15,402

Gross margin	35,942	61,131	24,769

Operating expenses:
Research and development	24,564	18,918	11,951
Selling and marketing	15,993	12,323	4,806
General and administrative	9,063	7,938	3,476
Amortization of intangible assets	4,688	5,359	1,506
Amortization of stock-based compensation	433	623	842

Total operating expenses	54,741	45,161	22,581

Operating income (loss)	(18,799)	15,970	2,188
Interest income	5,051	2,908	352
Interest expense — affiliate	—	—	(455)

Income (loss) before income taxes	(13,748)	18,878	2,085
Income tax provision (benefit)	—	4,622	(673)

Net income (loss)	$(13,748)	$14,256	$2,758

Earnings (loss) per share:
Basic	$(0.51)	$0.61	$0.64

Diluted	$(0.51)	$0.53	$0.12

Number of shares used in per share computations:
Basic	26,938,000	23,541,000	4,285,000
Diluted	26,938,000	27,009,000	23,789,000

See accompanying notes to financial statements.

JNI Corporation
STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)
(As Restated, See Note 2)

	Convertible Preferred Stock, Series A
			Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Unearned Stock-Based Compensation		Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
Balance—December 31, 1998	17,722,895	$18	420,000	$—	$5,427	$(970)	$—	$(3,302)	$—	$1,173
Issuance of warrants					10,920					10,920
Stock-based compensation					1,183	(341)				842
Issuance of common stock in IPO, net of issuance costs			2,800,000	3	48,049					48,052
Conversion of convertible preferred stock into common stock	(17,722,895)	(18)	17,722,895	18						—
Common stock options exercised			895,784	1	151					152
Unrealized gain (loss) on marketable securities							(23)			(23)	$(23)
Tax benefit from stock option transactions					490					490
Tax benefit from technology transfer from parent					858					858
Net income								2,758		2,758	2,758

Balance—December 31, 1999	—	—	21,838,679	22	67,078	(1,311)	(23)	(544)	—	65,222	2,735

Exercise of warrants by Adaptec			839,998	1						1
Stock-based compensation						646				646
Common stock options exercised			1,789,409	2	3,047					3,049
Common stock issued under Employee Stock Purchase Plan			83,663		1,381					1,381
Unrealized gain (loss) on marketable securities							29			29	29
Tax benefit from stock option transactions					3,187					3,187
Issuance of common stock in public offering, net of issuance costs			1,000,000	1	68,917					68,918
Net income								14,256		14,256	14,256

Balance—December 31, 2000	—	—	25,551,749	26	143,610	(665)	6	13,712	—	156,689	14,285

Stock-based compensation					(66)	499				433
Common stock options exercised			1,760,222	1	1,111					1,112
Common stock issued under Employee Stock Purchase Plan			162,902		1,199					1,199
Unrealized gain (loss) on marketable securities							449			449	449
Repurchase of common stock			(900,000)						(5,130)	(5,130)
Net loss								(13,748)		(13,748)	(13,748)

Balance — December 31, 2001	—	$—	26,574,873	$27	$145,854	$(166)	$455	$(36)	$(5,130)	$141,004	$(13,299)

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
	(As Restated, See Note 2)
Cash flows from operating activities:
Net income (loss)	$(13,748)	$14,256	$2,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	(3,850)	(1,293)
Tax benefit from stock option transactions	—	3,187	490
Depreciation and amortization	5,049	2,238	1,148
Amortization of intangible assets	4,688	5,359	1,506
Amortization of stock-based compensation	433	646	842
Accrued interest expense — affiliate	—	—	(395)
Accrued receivable — affiliate	—	—	159
Changes in assets and liabilities:
Accounts receivable, net	13,030	(15,330)	(3,005)
Inventories	9,717	(15,216)	(2,871)
Other assets	4,465	(6,358)	(471)
Deferred income taxes	—	6,105	—
Accounts payable	(6,357)	5,002	1,583
Accrued liabilities	(2,276)	4,208	2,165
Deferred revenue	(2,307)	4,704	—
Other liabilities	—	(112)	12

Net cash provided by operating activities	12,694	4,839	2,628

Cash flows from investing activities:
Purchases of marketable securities available for sale	(9,863)	(72,554)	(49,790)
Proceeds from sale of marketable securities available for sale	9,130	—	10,000
Capital expenditures	(8,747)	(6,601)	(3,314)

Net cash used in investing activities	(9,480)	(79,155)	(43,104)

Cash flows from financing activities:
Net payments to affiliate	—	—	(2,666)
Net proceeds from issuance of common stock	2,311	73,349	48,204
Purchase of treasury stock	(5,130)	—	—

Net cash (used in) provided by financing activities	(2,819)	73,349	45,538

Net change in cash	395	(967)	5,062
Cash, beginning of period	4,095	5,062	—

Cash, end of period	$4,490	$4,095	$5,062

Supplemental non-cash investing and financing activities:
Purchase of property and equipment and intangible assets in exchange for convertible preferred stock and warrants to purchase convertible preferred stock	$—	$—	$10,920
Acquisition of property and equipment under capital leases	$678	$—	$—

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

Intangible Assets

        Intangible assets represent certain products and technology purchased in November 1998 (Note 3) and were being amortized over their estimated useful lives of three years using the straight-line method. At December 31, 2001, the intangible assets were fully amortized with accumulated amortization of $11,582. Accumulated amortization totaled $6,894 at December 31, 2000.

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2001	2000	1999
Numerator:
Net income (loss)	$(13,748)	$14,256	$2,758

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares Outstanding	26,938,000	23,541,000	4,285,000
Effect of dilutive securities:
Dilutive warrants outstanding	—	69,000	840,000
Dilutive options outstanding	—	3,378,000	4,144,000
Employee stock purchase plan shares	—	21,000	1,000
Convertible preferred stock	—	—	14,519,000

Denominator for diluted earnings (loss) per share — adjusted weighted average shares	26,938,000	27,009,000	23,789,000
Basic earnings (loss) per share	$(0.51)	$0.61	$0.64
Diluted earnings (loss) per share	$(0.51)	$0.53	$0.12

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

Note 2—Restatement of Financial Statements

        On May 8, 2002, the Audit Committee of the Company's Board of Directors engaged independent outside counsel to investigate whether revenue had been improperly recognized in connection with one order by an OEM customer in the fourth quarter of 2001. The transaction involved a sale of products to an OEM customer where the customer was granted a right of return by the CEO pursuant to a side agreement that was not disclosed to Company financial personnel or the Company's independent accountants. The granting of such a return right without notification of the Company's finance department violated Company policy. The right of return was not discovered by financial personnel until the second quarter of 2002 when the OEM customer returned some of the products and sought return credit, at which time it was brought to the attention of the Audit Committee. Upon investigation, the Audit Committee of the Company's Board of Directors, in consultation with the Company's independent accountants and independent outside counsel, determined that the revenue that had been recognized in the fourth quarter of 2001 should not have been recognized until the return right lapsed because the Company could not have reasonably estimated the returns at the time the products were shipped. The return right lapses in this circumstance when the Company's products are incorporated into the OEM's products and sold through to the end user.    Accordingly, the restated financial statements for the year ended December 31, 2001 reflect the reversal of $501 of revenue and $275 in cost of revenue associated with the transaction and an increase in net loss of $224 or $.01 per share. During the first quarter of 2002, $409 of the products were sold through by the OEM customer to end users, so the operating results for that period reflect a corresponding increase of $409 in revenue and $225 in cost of revenue.

        In response to the facts discovered in connection with the initial investigation of the fourth quarter irregularity, the Company's Board of Directors and its Audit Committee conducted a thorough investigation of the circumstances surrounding this transaction and of substantially all OEM revenue and related accounting entries from the beginning of 2001 to May 13, 2002. After reviewing the results of this investigation, which revealed no other improper activities, the Board and the Audit Committee concluded that this incident represented an isolated departure from Company policies. Nonetheless, to address the activities discovered in its investigation, the Company has implemented remedial actions, including accepting the prompt resignation of the CEO and the adoption of new and more stringent controls over sales orders procedures.

        The balance sheet as of December 31, 2001 has been restated as follows (in thousands):

	December 31, 2001
	As Reported	As Restated
Inventories	$9,270	$9,545
Total current assets	107,307	107,582
Total assets	151,872	152,147
Accrued liablities	5,448	5,446
Deferred revenue	1,896	2,397
Total current liabilities	10,113	10,612
Total liabilities	10,644	11,143
Retained earnings (deficit)	188	(36)
Total stockholders' equity	141,228	141,004
Total liabilities and stockholders' equity	151,872	152,147

        The results of operations have been restated as follows (in thousands, except per share data):

	Quarter Ended December 31, 2001		Year Ended December 31, 2001
	As Reported	As Restated	As Reported	As Restated
	(unaudited)
Net revenues	$13,485	$12,984	$75,764	$75,263
Cost of revenues	6,356	6,081	39,596	39,321
Gross margin	7,129	6,903	36,168	35,942
Selling and marketing expense	3,890	3,888	15,995	15,993
Total operating expenses	12,136	12,134	54,743	54,741
Operating income (loss)	(5,007)	(5,231)	(18,575)	(18,799)
Income (loss) before income taxes	(3,982)	(4,206)	(13,524)	(13,748)
Net income (loss)	(3,982)	(4,206)	(13,524)	(13,748)
Earnings (loss) per share:
Basic	(0.15)	(0.16)	(0.50)	(0.51)
Diluted	(0.15)	(0.16)	(0.50)	(0.51)

Note 3—Acquisition

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

Note 4—Composition of Certain Financial Statement Captions

	As of December 31,
	2001	2000
Accounts receivable:
Accounts receivable	$9,431	$22,461
Less allowance for doubtful accounts	(826)	(826)

Total	$8,605	$21,635

	As of December 31,
	2001	2000
Inventories:
Raw materials	$6,566	$14,149
Work in process	1,299	2,260
Finished goods	1,680	2,853

Total	$9,545	$19,262

	As of December 31,
	2001	2000
Property and equipment, net:
Computer and test equipment	$17,893	$10,177
Leasehold improvements	831	706
Office furniture and other equipment	3,416	1,869

	22,140	12,752
Less accumulated depreciation and amortization	(8,769)	(3,757)

Total	$13,371	$8,995

	As of December 31,
	2001	2000
Accrued liabilities:
Payroll and payroll related costs	$3,126	$4,447
Other	2,320	3,128

Total	$5,446	$7,575

Note 5—Marketable Securities

        At December 31, 2001 and 2000, the amortized cost and estimated fair value of marketable securities available for sale were as follows:

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$16,497	$175	$(102)	$16,570
State, municipal, and county government debt.	45,663	—	—	45,663
Corporate debt	35,552	376	—	35,928
Short-term instruments	15,371	—	—	15,371

	$113,083	$551	$(102)	$113,532

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$5,393	$—	$—	$5,393
State, municipal, and county government debt.	87,578	—	—	87,578
Corporate debt	19,373	6	—	19,379

	$112,344	$6	$—	$112,350

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

Note 6—Stockholders' Equity

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

Note 7—Benefit Plans

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

        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net income (loss) and diluted earnings (loss) per common share would have been as follows:

	Year Ended December 31,
	2001	2000	1999
Net income (loss):
As reported	$(13,748)	$14,256	$2,758
Pro forma	(18,734)	(211)	1,532
Diluted earnings (loss) per common share:
As reported	$(0.51)	$0.53	$0.12
Pro forma	(0.70)	(0.01)	0.06
	Year Ended December 31,
	2001	2000	1999
Weighted average grant-date fair value of options
Granted:
Exercise price equal to estimated fair value of stock on the grant date:
Aggregate value	$19,995	$72,141	$6,581
Per share value	5.89	38.81	5.89
Exercise price less than the estimated fair value of stock on the grant date:
Aggregate value	$—	$—	$1,433
Per share value	—	—	3.97

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

Note 8—Income Taxes

        The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$—	$7,618	$619
State	—	854	1

	-	8,472	620

Deferred:
Federal	(4,357)	(3,170)	(1,008)
State	(2,350)	(680)	(285)

	(6,707)	(3,850)	(1,293)
Change in valuation allowance	6,707	—	—

	$-	$4,622	$(673)

        The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Year Ended December 31,
	2001	2000	1999
Tax provision (benefit) at statutory rate	(34)%	34%	34%
State tax (benefit), net of federal tax benefit	(12)	7	8
Research and development credits	(4)	(14)	(21)
Stock-based compensation	1	1	14
Utilization of net operating loss carryforwards	—	—	(45)
Net change in valuation allowance	49	—	(22)
Other	—	(4)	—

	—%	24%	(32)%

        The components of the Company's net deferred tax assets (liabilities) are as follows:

	December 31,
	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$13,250	$9,432
Research and development credit carryforwards	3,390	2,396
Allowances and reserves	4,387	1,602
Accrued payroll and payroll related costs	334	290
Intangible assets	4,379	2,976
Deferred revenue	745	1,848
Depreciation	315	—
Other	723	569

Total deferred tax assets	$27,523	$19,113
Deferred tax liabilities:
Deferred costs	$(353)	$(622)
Depreciation	$—	$(357)

Net deferred tax asset	27,170	18,134
Less valuation allowance	(27,170)	(18,134)

	$-	$—

        At December 31, 2001, the Company provided a valuation allowance for its net deferred tax assets because of uncertainty regarding their realizability. At December 31, 2001, the net operating loss carryforwards include $20,463 related to the tax benefit for the exercise of stock options. If or when recognized, the tax benefit of the deferred tax assets related to stock option exercises will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

        As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $35,451 and $21,775 expiring from 2005 to 2021. The net operating loss includes the tax benefit related to the exercise of stock options, which benefit was recorded to additional paid-in capital. The Company also had federal and state research and development tax credit carryforwards of approximately $2,133 and $1,905, expiring from 2019 to 2021.

Note 9—Related Party Transactions

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

Note 10—Commitments

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

Note 11—Contingencies

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

Note 12—Concentrations of Risk

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

        The percentage of sales to significant customers was as follows:

	Year Ended December 31,
	2001	2000	1999
Customer A	6%	16%	16%
Customer B	6	8	11
Customer C	20	21	18
Customer D	14	13	11

Note 13—Subsequent Events (unaudited)

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

Note 14—Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2000
Net revenues	$18,477	$24,024	$30,013	$30,667
Gross margin	11,130	14,136	17,812	18,053
Operating income	1,620	3,155	5,918	5,277
Net income	$1,324	$2,292	$4,353	$6,287
Net income per share	$0.05	$0.09	$0.16	$0.22
2001
Net revenues	$21,142	$23,057	$18,080	$12,984
Gross margin	12,554	5,986	10,499	6,903
Operating loss	(973)	(9,336)	(3,259)	(5,231)
Net income (loss)	$301	$(7,854)	$(1,989)	$(4,206)
Net income (loss) per share	$0.01	$(0.29)	$(0.07)	$(0.16)

JNI Corporation

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors of JNI Corporation:

Our audits of the financial statements referred to in our report dated February 4, 2002, except as to Note 2 which is as of May 20, 2002, appearing in this Annual Report on Form 10-K/A of JNI Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

San Diego, California
February 4, 2002,
except as to Note 2 which is as of May 20, 2002

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