Form 10-Q
period 2002-03-31
JNI CORP
filed 2002-05-20
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No ☐

        As of April 30, 2002, there were 26,682,390 shares of the registrant's common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,853	$4,490
Marketable securities available for sale	73,375	82,974
Accounts receivable, net	6,477	8,605
Inventories	7,346	9,545
Other current assets	2,125	1,968

Total current assets	93,176	107,582
Marketable securities available for sale	31,275	30,558
Property and equipment, net	12,411	13,371
Licensed technology, net	7,187	—
Equity investment	2,000	—
Other assets	475	636

	$146,524	$152,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,266	$2,769
Accrued liabilities	4,291	5,446
Deferred revenue	1,805	2,397

Total current liabilities	9,362	10,612
Other liabilities	476	531

Total liabilities	9,838	11,143

Commitments and Contingencies (Notes 9 and 10)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,592,431 and 26,574,873 shares issued and outstanding	27	27
Additional paid-in capital	145,880	145,854
Unearned stock-based compensation	(115)	(166)
Accumulated other comprehensive income	193	455
Retained earnings (deficit)	(4,169)	(36)
Common stock in treasury, at cost — 900,000 shares	(5,130)	(5,130)

Total stockholders' equity	136,686	141,004

	$146,524	$152,147

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Net revenues	$11,914	$21,142
Cost of revenues	6,006	8,588

Gross margin	5,908	12,554

Operating expenses:
Research and development	5,522	5,847
Selling and marketing	3,331	3,990
General and administrative	2,011	2,229
Amortization of intangible assets	—	1,340
Amortization of stock-based compensation	51	121

Total operating expenses	10,915	13,527

Operating income (loss)	(5,007)	(973)
Interest income	874	1,436

Income (loss) before income taxes	(4,133)	463
Income tax provision	—	162

Net income (loss)	$(4,133)	$301

Earnings (loss) per share:
Basic	$(0.16)	$0.01

Diluted	$(0.16)	$0.01

Number of shares used in per share computations:
Basic	26,582,000	26,935,000

Diluted	26,582,000	27,679,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,133)	$301
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,439	949
Amortization of intangible assets	—	1,340
Amortization of licensed technology	69	—
Amortization of stock-based compensation	51	121
Non-cash charges related to Troika	139	—
Changes in assets and liabilities:
Accounts receivable	2,128	8,398
Inventories	2,199	(2,748)
Other assets	109	2,560
Accounts payable	497	(4,712)
Accrued liabilities	(1,155)	(1,665)
Deferred revenue	(592)	(704)
Other liabilities	(55)	—

Net cash provided by operating activities	696	3,840

Cash flows from investing activities:
Purchases of marketable securities available for sale	(880)	(1,308)
Proceeds from sales of marketable securities available for sale	9,500	4,000
Purchase of licensed technology and services	(7,500)	—
Purchase of equity investment	(2,000)	—
Capital expenditures	(479)	(2,574)

Net cash (used in) provided by investing activities	(1,359)	118

Cash flows from financing activities:
Net proceeds from the exercise of stock options	26	337

Net cash provided by financing activities	26	337

Net change in cash and cash equivalents	(637)	4,295
Cash and cash equivalents, beginning of period	4,490	4,095

Cash and cash equivalents, end of period	$3,853	$8,390

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share data)

Note 1—General

        The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three month periods ended March 31, 2002 and 2001 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2—Inventory

        Components of inventories are as follows:

	As of
	March 31, 2002	December 31, 2001
Inventories:
Raw materials	$4,493	$6,566
Work in process	1,141	1,299
Finished goods	1,712	1,680

Total	$7,346	$9,545

Note 3—Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations

        Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the three months ended March 31, 2002 because such securities are antidilutive for this period. The total number of potential common shares excluded from the calculations of diluted loss per common share for the three months ended March 31, 2002 was 417,000.

        The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income (loss)	$(4,133)	$301
Denominator:
Denominator for basic earnings (loss) per share weighted average shares outstanding	26,582,000	26,935,000
Effect of dilutive securities:
Dilutive options outstanding	—	659,000
Employee stock purchase plan shares	—	85,000

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	26,582,000	27,679,000

Note 4—Comprehensive Income

        The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity and comprehensive income (loss) on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2002 and 2001, total comprehensive income (loss) was $(4,395) and $319, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company's marketable securities available for sale and included an unrealized loss of $262 and an unrealized gain of $18 during the three months ended March 31, 2002 and 2001, respectively.

Note 5—Licensed Technology and Services

        In January 2002, the Company acquired an exclusive license to Troika Networks' Fibre Channel software and hardware products that provide high-availability storage area network solutions for enterprise class servers running under Windows NT, Windows 2000 and Solaris operating systems. The purchase price included an initial payment of $7,500 and contingent consideration of $3,000. The $7,500 consideration includes payment for the licensed software technology, research and development services, transition services and a covenant not to compete. The $3,000 contingent payment may be due if the Company reaches certain revenue or unit sales levels and upon completion of certain OEM certification requirements. Additionally, if the Company attains certain revenue or unit sales levels of the related products, the Company will be obligated to make royalty payments based on revenue for one year from the royalty payment start date or until June 30, 2004, whichever occurs earlier. To the extent that the Company does not achieve certain revenue or unit levels by January 1, 2004, Troika is obligated to reimburse the Company for a portion of the initial purchase price, up to $3,500.

        An independent valuation of this transaction was completed for accounting purposes. As a result of the valuation, the $7,500 initial payment was allocated as follows: $7,256 was attributed to the licensed technology, $210 was attributed to research and development services, and $34 was attributed to transition services. The licensed technology is being amortized to cost of revenues over a five year period at a rate based on projected revenue for various products that incorporate the licensed technology. If the $3,000 contingent payment is made, this amount will be recorded as licensed technology and amortized to cost of revenues over the remaining portion of the five year period. The costs attributed to research and development and transition services are being expensed as incurred. For the three months ended March 31, 2002, the Company amortized licensed technology of $69 and incurred expenses for research and development and transition services of $105 and $34, respectively.

Note 6—Equity Investment

        In January 2002, the Company invested $2,000 in Mellanox Technologies Ltd, a privately held InfiniBand semiconductor developer. This investment is being accounted for under the cost method of accounting. The Company's ownership in Mellanox is insignificant relative to the total ownership.

Note 7—Income Taxes

        The first quarter 2002 effective tax rate differs from the effective tax rate for the first quarter 2001 because no tax benefit has been recognized for the current quarter operating losses and other benefits as the realizability of such related tax benefits are not considered to be more likely than not.

Note 8—Related Party Loan

        On February 13, 2002, the Company's former chief executive officer executed a promissory note for $99 for payroll taxes which the Company paid on his behalf on January 9, 2002. The promissory note is due by April 15, 2003 and bears interest at a 5% rate.

Note 9—Commitments

        The Company is committed to a five year lease for a building adjacent to its current headquarters in San Diego, California which is for 57,323 square feet. This new lease commences in June 2002 with a total commitment of approximately $8,770. The Company's monthly lease expense before consideration of any sublease income will be $146. The Company does not intend to occupy this space and is actively seeking a tenant to sub-lease or assume the lease obligation. To the extent the Company is unable to sub-lease the space prior to the commencement of the lease term, or sub-lease rentals are below that of the lease commitment, a loss will be incurred. As of March 31, 2002, the Company has not recorded a loss provision related to this lease obligation as any potential loss cannot be reasonably estimated. The Company is actively engaged in exploring opportunities to sublease some or all of this space. The Company expects to be able to estimate its net adverse lease commitment, if any, by the time its lease obligation begins in June 2002.

Note 10—Contingencies

        In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases. The court has given the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint. The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company' secondary public offering in October 2000. On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. The hearing on the motions is currently scheduled for July 1, 2002. The Company believes that these cases are without merit and intends to defend the cases vigorously.

        In October 2001, an alleged stockholder of the Company filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. On February 1, 2002, the Court sustained the Company's demurrer to the plaintiff's complaint with leave to amend. On March 8, 2002, the plaintiff filed an first amended complaint. On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002. On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint. On April 29, 2002, the plaintiff filed a second amended complaint. The Company believes that this case lacks merit and intends to defend the case vigorously.

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

Note 11—Concentrations of Risk

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of the Company's total net revenues. The loss of any of the Company's key customers, or a significant reduction in sales to those customers, could significantly reduce the Company's net revenues. For the three months ended March 31, 2002, Hitachi Data Systems accounted for 22% of our net revenues, Acal Electronics accounted for 14% of our net revenues, and Info X, Inc. accounted for 10% of our net revenues. For the three months ended March 31, 2001, Acal Electronics accounted for 12% of our net revenues, and Info X, Inc. accounted for 30% of our net revenues. A significant portion of the products sold to the distributors was utilized by the Company's OEM customers. The Company anticipates that its operating results in any given period will continue to depend, to a significant extent, upon revenues from a small number of customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Except for the historical information contained herein, the discussions in this Report on Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to "JNI," the "Company," "we," "our" and "us" refer to JNI Corporation.

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

        Revenues are comprised principally of sales of our host bus adapter products. Additionally, sales of our ASICs and revenue received from our ASIC development agreements, which represented less than one percent of total revenues for the three months ended March 31, 2002 and 2001, are also included in revenues.

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

        Amortization of intangible assets is attributed to the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec. As a result of the consideration paid to Adaptec, we recorded $11.6 million in intangible assets related to the core technology acquired, which was amortized over an estimated useful life of three years. We amortized $1.3 million of intangible assets during the three months ended March 31, 2001. Amortization of this amount was completed during the year ended December 31, 2001.

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

Application of Critical Accounting Policies

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

    •
    accounting for income taxes; and

    •
    valuation of licensed technology.

        You should refer to our Annual Report on Form 10-K/A filed on May 20, 2002 for a discussion of our policies on revenue recognition, accounting for marketable securities, inventory valuation and related reserves, and accounting for income taxes.

        Valuation of licensed technology.    Acquisitions of intangible assets require us to make determinations about the value and recoverability of those assets that involve estimates and judgments. In connection with our purchase of an exclusive license from Troika, we recorded a long-term intangible asset of $7.3 million for the licensed technology we acquired. We based our determination of valuation on a report provided by an independent third-party valuation firm. We are amortizing this licensed technology over a five year period at a rate based on projected revenue for various products that incorporate the licensed technology. On a quarterly basis, we will review our projected revenues for the various products that incorporate the licensed technology and compare them to actual revenues. Any significant change in our projected revenues may affect our amortization rate. In assessing the recoverability of our licensed technology, we must make assumptions regarding estimated future cash flows, estimated future revenues and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our licensed technology not previously recorded. Additionally, we assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment loss could have an adverse impact on our results of operations.

Results of Operations

        The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Three Months Ended March 31, 2002 and 2001

        Net revenues.    Net revenues decreased $9.2 million, or 43.6%, to $11.9 million in the three months ended March 31, 2002 from $21.1 million in the three months ended March 31, 2001. The decrease was due to a $10.9 million decrease in sales of our SBus host bus adapter products partially offset by a $1.6 million increase in sales of our PCI host bus adapter products. The overall decrease in net revenues for the three months ended March 31, 2002 is primarily a result of the shift in demand from the SBus products to PCI products which have lower average selling prices than SBus products. PCI revenues represented 62.9% and 27.9% of total net revenues for the three months ended March 31, 2002 and 2001, respectively. Sales to customers outside of the United States accounted for 26% and 25% of net revenues for the three months ended March 31, 2002 and 2001, respectively.

        Gross margin.    Gross margin decreased $6.7 million, or 52.9%, to $5.9 million in the three months ended March 31, 2002 from $12.6 million in the three months ended March 31, 2001. Gross margin as a percentage of net revenues decreased to 49.6% during the three months ended March 31, 2002 from 59.4% during the three months ended March 31, 2001. The decrease was primarily due to increased sales of our PCI host bus adapter products which have lower gross margins than our SBus host bus adapter products. The allocation of fixed manufacturing costs over a lower revenue base also contributed to the decrease in gross margins. Additionally, the decrease in the average selling price for our SBus host bus adapters products contributed to the decline in gross margins as well as the amortization of the Troika licensed technology and transition related costs that totaled $103,000 for the first quarter of 2002. We expect our gross margin to remain relatively constant for the remainder of 2002.

        Research and development.    Research and development expenses decreased $325,000, or 5.6%, to $5.5 million for the three months ended March 31, 2002 from $5.8 million for the three months ended March 31, 2001. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from a headcount reduction in the first quarter of 2002. Additionally, the decrease was due to lower expenses associated with the development of prototype boards partially offset by increased consulting expenses and the costs related to the research and development services under the Troika agreement. As a percentage of net revenues, research and development expenses increased to 46.3% for the three months ended March 31, 2002 from 27.7% for the three months ended March 31, 2001. This increase was primarily attributable to the decrease in revenues.

        Selling and marketing.    Selling and marketing expenses decreased $659,000, or 16.5%, to $3.3 million for the three months ended March 31, 2002 from $4.0 million for the three months ended March 31, 2001. The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from a headcount reduction in the first quarter of 2002 as well as a decrease in expenses associated with sales and marketing conferences. Additionally, a decrease in advertising, public relations and travel expenses also contributed to the decrease in selling and marketing expenses. Selling and marketing expenses as a percentage of net revenues increased to 28.0% for the three months ended March 31, 2002 from 18.9% for the three months ended March 31, 2001. This increase was primarily attributable to the decrease in revenues.

        General and administrative.    General and administrative expenses decreased $218,000, or 9.8%, to $2.0 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. The decrease was primarily due to lower personnel costs due to a headcount reduction in the first quarter of 2002 and a decrease in consulting costs partially offset by an increase in legal expenses. General and administrative expenses as a percentage of net revenues increased to 16.9% for the three months ended March 31, 2002 from 10.5% for the three months ended March 31, 2001. This increase was primarily attributable to the decrease in revenues.

        Interest income.    Interest income decreased $562,000, or 39.1%, to $874,000 for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001. The decrease in interest income is primarily due to the decrease in interest rates over the past year and to a lesser extent due to a decrease in the cash and marketable securities balance in the first quarter of 2002 compared to 2001.

        Income tax provision.    As a result of our tax projections for fiscal year 2002, our estimated effective tax rate for fiscal year 2002 is 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended March 31, 2002. We recognized an income tax provision of $162,000, with an effective tax rate of 35.0%, during the three months ended March 31, 2001 as a result of the taxable income generated in the three months ended March 31, 2001.

Liquidity and Capital Resources

        During the three months ended March 31, 2002, cash provided by operating activities was $696,000, compared to $3.8 million of cash provided by operating activities during the three months ended March 31, 2001. The cash provided by operations during the three months ended March 31, 2002 reflects a $2.1 million decrease in accounts receivable and a $2.2 million decrease in inventories partially offset by a net loss before depreciation and amortization and other non-cash charges of approximately $2.4 million and $1.2 million of cash used for other working capital items such as accounts payable, accrued liabilities and deferred revenue.

        Net cash used in investing activities was $1.4 million in the three months ended March 31, 2002 and consisted of proceeds from the sale of marketable securities of $9.5 million for the purchase of licensed technology and services from Troika for $7.5 million and $2.0 million for the purchase of an equity investment in Mellanox Technologies offset by capital expenditures and purchases of marketable securities available for sale. Net cash provided by investing activities was $118,000 in the three months ended March 31, 2001 and consisted of proceeds from the sale of marketable securities partially offset by capital expenditures and purchases of marketable securities available for sale. The capital expenditures primarily reflect our investment in computer and lab equipment to build out our system integration lab as well as investment in software development tools and equipment for our engineering operations and the development of testing stations.

        Net cash provided by financing activities was $26,000 and $337,000 in the three months ended March 31, 2002 and 2001, respectively, which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options.

        We had $108.5 million of cash and cash equivalents and investments and $83.8 million of working capital at March 31, 2002.

        We are committed to a five year lease for a building adjacent to our current headquarters in San Diego, California which is 57,323 square feet. This new lease commences in June 2002 with a total commitment of approximately $8.8 million. We do not intend to occupy this space and are actively seeking a tenant to sub-lease or assume the lease obligation. To the extent we are unable to sub-lease the space prior to the commencement of the lease term, or sub-lease rentals are below that of the lease commitment, a loss will be incurred. As of March 31, 2002, we have not recorded a loss provision related to this lease obligation as any potential loss cannot be reasonably estimated. We are actively engaged in exploring opportunities to sublease some or all of this space. We expect to be able to estimate our net adverse lease commitment, if any, by the time our lease obligation begins in June 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk for changes in interest rates relates primarily to changes in the fair market value of our investments and the amount of interest income earned on our investment portfolio. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the fair market value of our investments. However, the fair market value of our investments in marketable securities may be adversely affected by a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

        Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2002.

        Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases. The court has given the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint. The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company' secondary public offering in October 2000. On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. The hearing on the motions is currently scheduled for July 1, 2002. The Company believes that these cases are without merit and intends to defend the cases vigorously.

        In October 2001, an alleged stockholder of the Company filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. On February 1, 2002, the Court sustained the Company's demurrer to the plaintiff's complaint with leave to amend. On March 8, 2002, the plaintiff filed an first amended complaint. On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002. On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint. On April 29, 2002, the plaintiff filed a second amended complaint. The Company believes that this case lacks merit and intends to defend the case vigorously.

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

        You should consider the risks and difficulties frequently encountered by companies such as ours in new and rapidly evolving markets. We have failed to achieve profitability in each of the last four completed fiscal quarters.    We may not realize sufficient net revenues in future periods to achieve and maintain profitability. In addition, because of the competition in and the evolving nature of the enterprise data connectivity markets, as well as the early stage of the InfiniBand market, achieving and sustaining profitability may be extremely challenging.

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

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the three months ended March 31, 2002, Hitachi Data Systems accounted for 22% of our net revenues, Acal Electronics accounted for 14% of our net revenues, and Info X, Inc. accounted for 10% of our net revenues. A significant portion of the products sold to the distributors was utilized by our OEM customers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

        Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products' interoperability with the Sun Solaris operating system. Further, a significant portion of our products is currently used to connect high-end Sun servers that incorporate SBus interfaces to SANs. Although our SBus products have accounted for the substantial majority of our historical revenues, we anticipate that they will account for a materially lower percentage of our revenues in future periods as we continue to experience a shift in demand from our SBus to our PCI products. Sun has experienced a material decrease in demand for its high-end servers during the current economic slowdown, which has adversely affected demand for our products. If the demand for Sun's high-end servers does not expand, our revenue growth may suffer. In addition, Sun has released new midrange and new high-end server products that do not include the SBus interface. Accordingly, even if demand for Sun servers increases, we will not experience a resulting increase in our revenue growth unless we are successful in marketing and selling host bus adapters that build on our Solaris expertise but that utilize our proprietary Emerald ASICs and the PCI, PCI-X and cPCI bus architectures. Because our SBus host bus adapters have a higher average selling price than our PCI host bus adapters, a rapid decline in SBus shipments could adversely affect our revenue levels even if we maintain our unit volumes through increased shipments of other host bus adapters.

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

        Furthermore, we recently completed an investigation that lead to the resignation of our president and chief executive officer. We are currently searching for a new President and Chief Executive Officer, and John Stiska, a member of our Board of Directors, is serving as our Interim Chief Executive Officer. If we are unable to attract and retain a highly skilled executive to serve as our President and Chief Executive Officer, we may not be able to continue to execute our strategy or manage our growth, either of which could harm our business and results of operations.

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

        Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our Emerald ASIC wafers, and various subcontractors, such as Amkor Technology, Inc., Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. Sanmina-SCI Corporation in Rapid City, South Dakota, and SMS Technologies, Inc. in San Diego, California perform substantially all assembly operations for our host bus adapters and host channel adapter modules. We anticipate that a third contract manufacturer, FinePitch Systems, Inc., will begin performing services for us in the second quarter of 2002. We have no firm long-term commitments from any of these companies to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

        Export sales accounted for 26% of our net revenues during the three months ended March 31, 2002, 30% of our net revenues in 2001, 23% of our net revenues in 2000, and 17% of our net revenues in 1999. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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
  changes in management;

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	3.1	(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
	3.2	(1)	Bylaws of the Company
	10.26		Addendum to Loan Agreement between JNI and Neal Waddington dated February 13, 2002
	10.27	(2)	Asset Acquisition Agreement between JNI Corporation and Troika Networks, Inc. dated January 22, 2002
	10.28		Development and License Agreement between JNI Corporation and Troika Networks, Inc. dated January 22, 2002
(b)	Reports on Form 8-K
	None.

(1)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

(2)
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JNI CORPORATION
Date: May 20, 2002	By:	/s/ JOHN STISKA John Stiska Interim Chief Executive Officer and Director
Date: May 20, 2002		/s/ GLORIA PURDY Gloria Purdy Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 20, 2002		/s/ PAUL KIM Paul Kim Vice President—Finance and Corporate Controller

EXHIBIT INDEX

(a)	Exhibits
	3.1	(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
	3.2	(1)	Bylaws of the Company
	10.26		Addendum to Loan Agreement between JNI and Neal Waddington dated February 13, 2002
	10.27	(2)	Asset Acquisition Agreement between JNI Corporation and Troika Networks, Inc. dated January 22, 2002
	10.28		Development and License Agreement between JNI Corporation and Troika Networks, Inc. dated January 22, 2002

(1)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

(2)
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

QuickLinks

TABLE OF CONTENTS
JNI Corporation BALANCE SHEETS (In thousands, except share and per share data)
JNI Corporation STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (unaudited)
JNI Corporation STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
JNI Corporation NOTES TO FINANCIAL STATEMENTS (In thousands, except share data)
Risks relating to our business
SIGNATURES
EXHIBIT INDEX