Form 10-Q
period 2002-06-30
JNI CORP
filed 2002-08-08
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of July 31, 2002, there were 26,508,530 shares of the registrant's common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,273	$4,490
Marketable securities available for sale	89,676	82,974
Accounts receivable, net	6,478	8,605
Inventories	6,240	9,545
Other current assets	969	1,968

Total current assets	106,636	107,582
Marketable securities available for sale	15,747	30,558
Property and equipment, net	11,281	13,371
Licensed technology, net	6,809	—
Preferred stock investment	2,000	—
Other assets	377	636

	$142,850	$152,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,942	$2,769
Accrued liabilities	6,474	5,446
Deferred revenue	2,058	2,397

Total current liabilities	13,474	10,612
Other liabilities	1,863	531

Total liabilities	15,337	11,143

Commitments and Contingencies (Notes 6 and 7)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,508,530 and 26,574,873 shares issued and outstanding	27	27
Additional paid-in capital	146,385	145,854
Unearned stock-based compensation	(75)	(166)
Accumulated other comprehensive income	117	455
Retained earnings (deficit)	(12,887)	(36)
Common stock in treasury, at cost—1,100,000 and 900,000 shares	(6,054)	(5,130)

Total stockholders' equity	127,513	141,004

	$142,850	$152,147

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	$10,923	$23,057	$22,837	$44,199
Cost of revenues	5,847	17,071	11,853	25,659

Gross margin	5,076	5,986	10,984	18,540

Operating expenses:
Research and development	5,625	6,769	11,147	12,616
Selling and marketing	3,232	4,503	6,563	8,493
General and administrative	2,212	2,604	4,223	4,833
Loss on lease commitment	3,172	—	3,172	—
Amortization of intangible assets	—	1,339	—	2,679
Amortization of stock-based compensation	41	107	92	228

Total operating expenses	14,282	15,322	25,197	28,849

Operating income (loss)	(9,206)	(9,336)	(14,213)	(10,309)
Interest income	824	1,320	1,698	2,756
Other expenses	(336)	—	(336)	—

Income (loss) before income taxes	(8,718)	(8,016)	(12,851)	(7,553)
Income tax provision (benefit)	—	(162)	—	—

Net income (loss)	$(8,718)	$(7,854)	$(12,851)	$(7,553)

Earnings (loss) per share:
Basic	$(0.33)	$(0.29)	$(0.48)	$(0.28)

Diluted	$(0.33)	$(0.29)	$(0.48)	$(0.28)

Number of shares used in per share computations:
Basic	26,590,000	27,177,000	26,586,000	27,057,000

Diluted	26,590,000	27,177,000	26,586,000	27,057,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(12,851)	$(7,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,873	2,263
Amortization of intangible assets	—	2,679
Amortization of licensed technology	447	—
Amortization of stock-based compensation	91	228
Non-cash expenses and charges	580	—
Changes in assets and liabilities:
Accounts receivable, net	2,127	10,122
Inventories	3,305	7,631
Other assets	(2)	1,095
Accounts payable	2,173	(3,050)
Accrued liabilities	1,028	(1,426)
Deferred revenue	(339)	(2,354)
Other liabilities	1,332	—

Net cash provided by operating activities	764	9,635

Cash flows from investing activities:
Purchases of marketable securities available for sale	(1,729)	(2,647)
Proceeds from sale of marketable securities available for sale	9,500	4,000
Purchase of licensed technology and services	(7,500)	—
Purchase of preferred stock investment	(2,000)	—
Capital expenditures	(783)	(6,921)

Net cash used in investing activities	(2,512)	(5,568)

Cash flows from financing activities:
Net proceeds from issuance of common stock	531	1,058

Net cash provided by financing activities	531	1,058

Net change in cash and cash equivalents	(1,217)	5,125
Cash and cash equivalents, beginning of period	4,490	4,095

Cash and cash equivalents, end of period	$3,273	$9,220

Supplemental non-cash activity:
Settlement of a note receivable in the form of common stock received into treasury stock	$1,260	$—

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share data)

Note 1—General

        The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three and six month periods ended June 30, 2002 and 2001 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2—Inventory

        Components of inventories are as follows:

	As of
	June 30, 2002	December 31, 2001
Inventories:
Raw materials	$2,821	$6,566
Work in process	1,003	1,299
Finished goods	2,416	1,680

Total	$6,240	$9,545

Note 3—Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations

        Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the three and six months ended June 30, 2002 and 2001 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculations of diluted loss per common share was 169,000 and 239,000 for the three and six months ended June 30, 2002, respectively, and 295,000 and 489,000 for the three and six months ended June 30, 2001, respectively.

        The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$(8,718)	$(7,854)	$(12,851)	$(7,553)
Denominator:
Denominator for basic earnings (loss) per share Weighted average shares outstanding	26,590,000	27,177,000	26,586,000	27,057,000
Effect of dilutive securities:
Dilutive options outstanding	—	—	—	—
Employee stock purchase plan shares	—	—	—	—

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	26,590,000	27,177,000	26,586,000	27,057,000

Note 4—Comprehensive Income (Loss)

        The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity and comprehensive income (loss) on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2002 and 2001, total comprehensive income (loss) was $(8,794) and $(7,839), respectively. During the six months ended June 30, 2002 and 2001, total comprehensive income (loss) was $(13,189) and $(7,520), respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company's marketable securities available for sale and included an unrealized loss of $76 and an unrealized gain of $15 during the three months ended June 30, 2002 and 2001, respectively, and an unrealized loss of $338 and an unrealized gain of $33 during the six months ended June 30, 2002 and 2001, respectively.

Note 5—Income Taxes

        The second quarter 2002 effective tax rate differs from the effective tax rate for the second quarter 2001 because no tax benefit has been recognized for the current quarter operating losses and other benefits as the realizability of such related tax benefits is not considered to be more likely than not.

Note 6—Loss on Lease Commitment

        The Company is committed to a five year lease for a building adjacent to its current headquarters in San Diego, California which is for 57,323 square feet. This new lease commenced in June 2002 with a total commitment of approximately $8,770. The Company's monthly rental obligation before consideration of any potential sublease income is $146. The Company does not intend to occupy this space and is actively seeking tenants to sub-lease or assume the lease obligation. As of June 30, 2002, the Company has been unable to secure a tenant to sub-lease this space. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies", the Company recorded a loss on its lease commitment totaling $3,172 in the quarter ended June 30, 2002. In determining the estimated loss for its lease commitment, the Company has been required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances and commission payments, that involve estimates and judgments. In formulating its assumptions, the Company took into account current and projected real estate market conditions. If the Company's estimates and related assumptions change in the future, the Company may be required to revise the estimated loss on its lease commitment. If any revisions to its estimated loss are necessary, then an additional loss or benefit may need to be recorded. The current portion of the accrued loss for the Company's lease commitment totaling $1,748 is included in accrued liabilities, and the long-term portion totaling $1,424 is included in other liabilities on the balance sheet.

Note 7—Contingencies

        In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases. The court has given the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint. The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company's secondary public offering in October 2000. On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. As of July 1, 2002, the motions are under submission with the Court for decision. The Company believes that these cases are without merit and intends to defend the cases vigorously.

        In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. On February 1, 2002, the Court sustained the Company's demurrer to the plaintiff's complaint with leave to amend. On March 8, 2002, the plaintiff filed an first amended complaint. On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002. On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint. On April 29, 2002, the plaintiff filed a second amended complaint. On May 31, 2002, the Company filed a demurrer to the second amended complaint. On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff. On June 21, 2002, the Court sustained the Company's demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company. The Court, however, granted Huang's motion to intervene and ordered Huang to file a complaint in intervention. Huang filed a complaint in intervention on July 5, 2002. The Company believes that this case lacks merit and intends to defend the case vigorously.

        On May 30, 2002, an alleged stockholder of the Company filed a purported stockholder derivative suit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset. The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely reports its results for the fourth quarter of fiscal 2001. These additional allegations relate to the Company's May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K. The Company believes that this case lacks merit and intends to defend the case vigorously.

        On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York. The lawsuit also names as defendants the underwriters on the Company's initial public offering and secondary offering. The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's public offerings. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases. The complaint in this case was served on the Company on June 20, 2002. The Company believes that this case lacks merit and intends to defend the case vigorously.

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

Note 8—Concentrations of Risk

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of the Company's total net revenues. The loss of any of the Company's key customers, or a significant reduction in sales to those customers, could significantly reduce the Company's net revenues. For the six months ended June 30, 2002, Hitachi Data Systems accounted for 24% of net revenues and Acal Electronics accounted for 13% of net revenues. For the six months ended June 30, 2001, Acal Electronics accounted for 14% of net revenues and Info X, Inc. accounted for 23% of net revenues. A significant portion of the products sold to the distributors was utilized by the Company's OEM customers. The Company anticipates that its operating results in any given period will continue to depend, to a significant extent, upon revenues from a small number of customers.

Note 9—Licensed Technology and Services

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

        An independent valuation of this transaction was completed for accounting purposes. As a result of the valuation, the $7,500 initial payment was allocated as follows: $7,256 was attributed to the licensed technology, $210 was attributed to research and development services, and $34 was attributed to transition services. The licensed technology is being amortized to cost of revenues over a five year period on a straight-line basis. In the first quarter of 2002, the Company amortized the licensed technology over a five year period at a rate based on projected revenue for various products that incorporate the licensed technology. In the second quarter of 2002, the Company concluded that the timing of the projected revenue stream associated with the licensed technology is uncertain and therefore it is more appropriate to record the amortization on a straight-line basis over the asset's remaining useful life of 57 months. If the $3,000 contingent payment is made, this amount will be recorded as licensed technology and amortized to cost of revenues over the remaining portion of the five year period. The costs attributed to research and development and transition services are being expensed as incurred. For the six months ended June 30, 2002, the Company amortized licensed technology of $447 and incurred expenses for research and development and transition services of $210 and $34, respectively.

Note 10—Preferred Stock Investment

        In January 2002, the Company invested $2,000 in Mellanox Technologies Ltd, a privately held InfiniBand semiconductor developer. This investment is being accounted for under the cost method of accounting. The Company's ownership in Mellanox is insignificant relative to the total ownership.

Note 11—Loan Due from Former Chief Executive Officer

        On May 19, 2002, the Company's chief executive officer resigned from the Company. At the time of his resignation, the Company's former chief executive officer had a loan outstanding of $349, plus accrued interest. Upon his resignation from the Company, the outstanding loan became due and payable. As of June 30, 2002, the former chief executive officer has not made payment on the loan. The Company has made a demand for repayment of the loan and intends to use its reasonable efforts to collect all amounts due.

Note 12—Subsequent Events

        On July 29, 2002, the Company announced to its employees that it will layoff approximately 15% of its current workforce during the third quarter of 2002. The total expected charge from this reduction in force cannot be estimated as of the date of this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        Except for the historical information contained herein, the discussions in this Report on Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements to reflect any future events or circumstances. References contained herein to "JNI," the "Company," "we," "our" and "us" refer to JNI Corporation.

Overview

        We are a leading designer and supplier of enterprise storage connectivity products that connect servers and data storage devices through Fibre Channel and I/O connectivity products, which includes our InfiniBand initiative. We currently market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. We also design and market high-performance application specific integrated circuits, or ASICs, based on our proprietary Fibre Channel technology. We recently released our first InfiniBand products, called host channel adapter modules, that allow stand-alone servers to cluster with InfiniBand connectivity operating at 2.5 Gb or 10 Gb per port. We are currently developing or designing products that will bridge I/O connectivity to other storage and server protocols, such as Fibre Channel and iSCSI. We have secured customer relationships with some of the leading storage original OEMs including Amdahl, Chaparral, Compaq StorageWorks, EMC, Hewlett-Packard, Hitachi Data Systems, IBM, LSI Storage-Metastor, McDATA, StorageTek and Sun Microsystems. We also maintain strategic relationships with SAN and InfiniBand industry leaders, including Brocade, EDS, InfiniSwitch, Mellanox Technologies, Lane15, Nishan Systems and VERITAS Software. As of June 30, 2002, we had a total of 194 employees compared to 238 employees as of June 30, 2001.

        Revenues are comprised principally of sales of our host bus adapter products. Additionally, sales of our ASICs and revenue received from our ASIC development agreements, which represented less than one and two percent of total revenues for the six months ended June 30, 2002 and 2001, respectively, are also included in revenues.

        Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components, material expediting charges, final assembly costs, manufacturing and quality-related costs, inventory management costs, warranty and support costs. Also included in cost of revenues is the amortization of licensed technology acquired in connection with the purchase of the exclusive license to Troika Networks' Fibre Channel software and hardware products. As a result of an independent valuation completed on the Troika transaction, we recorded $7.3 million in licensed technology, which is being amortized in cost of revenues over an estimated useful life of five years. We amortized $447,000 of licensed technology during the six months ended June 30, 2002. We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, and new product introductions both by us and our competitors. We reserve for warranty claims at the time of sale based on historical experience.

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

        Amortization of intangible assets is attributed to the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec. As a result of the consideration paid to Adaptec, we recorded $11.6 million in intangible assets related to the core technology acquired, which was amortized over an estimated useful life of three years. We amortized $2.7 million of intangible assets during the six months ended June 30, 2001. Amortization of this amount was completed during the year ended December 31, 2001.

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
    •
    accounting for income taxes;
    •
    valuation of licensed technology; and
    •
    accounting for the estimated loss on our lease commitment.

        You should refer to our Annual Report on Form 10-K/A filed on May 20, 2002 for a discussion of our policies on revenue recognition, accounting for marketable securities, inventory valuation and related reserves, and accounting for income taxes.

        Valuation of licensed technology.    Acquisitions of intangible assets require us to make determinations about the value and recoverability of those assets that involve estimates and judgments. In connection with our purchase of an exclusive license from Troika, we recorded a long-term intangible asset of $7.3 million for the licensed technology we acquired. We based our determination of valuation on a report provided by an independent third-party valuation firm. In the first quarter of 2002, we amortized this licensed technology over a five year period at a rate based on projected revenue for various products that incorporate the licensed technology. In the second quarter of 2002, we concluded that the timing of the projected revenue stream associated with the licensed technology is uncertain and therefore it is more appropriate to record the amortization on a straight-line basis over the asset's remaining useful life of 57 months. Accordingly, in the second quarter of 2002, we amortized the licensed technology on a straight-line basis. In assessing the recoverability of our licensed technology, we must make assumptions regarding estimated future cash flows, estimated future revenues and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our licensed technology not previously recorded. Additionally, we assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment loss could have an adverse impact on our results of operations.

        Accounting for the estimated loss on our lease commitment.    We are committed to a five year lease for a building adjacent to our current headquarters in San Diego, California which is for 57,323 square feet. This new lease commenced in June 2002 with a total commitment of approximately $8.8 million. We do not intend to occupy this space and are actively seeking tenants to sub-lease or assume the lease obligation. As of June 30, 2002, we were unable to secure a tenant to sub-lease this space and recorded an estimated loss on our lease commitment of $3.2 million in the second quarter of 2002. In determining the estimated loss for our lease commitment, we have been required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances and commission payments, that involve estimates and judgments. In formulating our assumptions, we took into account current and projected real estate market conditions. If our estimates and related assumptions change in the future, we may be required to revise the estimated loss on our lease commitment. If any revisions to our estimated loss are necessary, then an additional loss or benefit may need to be recorded.

Results of Operations

        The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Three Months Ended June 30, 2002 and 2001

        Net revenues.    Net revenues decreased $12.1 million, or 52.6%, to $10.9 million in the three months ended June 30, 2002 from $23.1 million in the three months ended June 30, 2001. The decrease was due to a $12.6 million decrease in sales of our SBus host bus adapter products and a $310,000 decrease in sales of our ASICs and fees received under ASIC development agreements partially offset by a $926,000 increase in sales of our PCI host bus adapter products. The overall decrease in net revenues for the three months ended June 30, 2002 is primarily a result of the shift in demand from our SBus products to our PCI products which have lower average selling prices than SBus products. The demand for our SBus products has continued to decline as Sun Microsystems has released new midrange and high-end server products that do not include the SBus interface. Additionally, Sun has experienced a material decrease in demand for its high-end servers during the current technology spending slowdown, which has adversely affected demand for our products. PCI revenues represented

63.3% and 26.0% of total net revenues for the three months ended June 30, 2002 and 2001, respectively. Sales to customers outside of the United States accounted for 22% and 36% of net revenues for the three months ended June 30, 2002 and 2001, respectively.

        Gross margin.    Gross margin decreased $910,000, or 15.2%, to $5.1 million in the three months ended June 30, 2002 from $6.0 million in the three months ended June 30, 2001. Gross margin as a percentage of net revenues increased to 46.5% during the three months ended June 30, 2002 from 26.0% during the three months ended June 30, 2001. The increase is primarily attributed to a $7.7 million charge recorded for excess inventory in the second quarter of 2001. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues decreased to 46.5% during the three months ended June 30, 2002 from 59.5% during the three months ended June 30, 2001.

        Excluding the $7.7 million excess inventory charge, the decrease in gross margin percentage is primarily due to increased sales of our PCI host bus adapter products which have lower gross margins than our SBus host bus adapter products coupled with a decrease in the average selling price for our SBus and PCI host bus adapter products and the allocation of fixed manufacturing costs over a lower revenue base. Gross margins for the three months ended June 30, 2002 were also affected unfavorably by amortization costs associated with our licensed technology and additional costs incurred on an ASIC development agreement partially offset by the favorable impact from the sale of boards for which we previously recorded a charge for excess inventory. In the second quarter of 2002, we amortized our licensed technology on a straight-line basis resulting in amortization costs of $378,000 recorded to cost of sales in the three months ended June 30, 2002. During the second quarter of 2002, we revised our estimated costs at completion for an ASIC development agreement which will result in reduced margins on the project. The change in estimate resulted in an adjustment in the second quarter amounting to $277,000.

        In the second quarter of 2001, we recorded a charge of $7.7 million to write down excess inventories based on the determination that inventory levels were in excess of projected future demand. The writedown principally affected one gigabit products because we were expecting our customers to begin to migrate to two gigabit products during 2001 with increased adoption of two gigabit products in 2002. The migration from one gigabit to two gigabit products has been much slower than we initially anticipated. However, demand for our one gigabit products continued in 2002, and we determined in the first quarter of 2002 that simple modifications to the host bus adapters previously considered excess inventory would make them saleable product. In the second quarter of 2002, the value of the converted boards sold with a zero cost basis totaled $459,000, favorably impacting margins. Also, as a result, our inventory levels have continued to decrease due to our ability to sell modified host bus adapter products that do not add to cost of revenues rather than purchasing new products from our contract manufacturers. We expect to continue to benefit from the sale of a portion of the remaining quantity of the converted boards with a zero cost basis.

        Research and development.    Research and development expenses decreased $1.1 million, or 16.9%, to $5.6 million for the three months ended June 30, 2002 from $6.8 million for the three months ended June 30, 2001. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from a headcount reduction in the first quarter of 2002 and decreased consulting expenses. Additionally, the decrease was due to lower recruiting costs and lower lab supply costs partially offset by increased depreciation expense and equipment rental costs. As a percentage of net revenues, research and development expenses increased to 51.5% for the three months ended June 30, 2002 from 29.4% for the three months ended June 30, 2001. This increase was primarily attributable to the decrease in revenues.

        Selling and marketing.    Selling and marketing expenses decreased $1.3 million, or 28.2%, to $3.2 million for the three months ended June 30, 2002 from $4.5 million for the three months ended June 30, 2001. The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from a headcount reduction in the first quarter of 2002 as well as a decrease in travel expenses. Additionally, a decrease in reproduction and printing costs, and recruiting expenses also contributed to the decrease in selling and marketing expenses. Selling and marketing expenses as a percentage of net revenues increased to 29.6% for the three months ended June 30, 2002 from 19.5% for the three months ended June 30, 2001. This increase was primarily attributable to the decrease in revenues.

        General and administrative.    General and administrative expenses decreased $392,000, or 15.1%, to $2.2 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001. The decrease was primarily due to lower personnel costs due to a headcount reduction in the first quarter of 2002, a decrease in consulting costs, and decreased internal technology spending partially offset by an increase in legal and accounting expenses incurred in connection with the resignation of our chief executive officer. General and administrative expenses as a percentage of net revenues increased to 20.3% for the three months ended June 30, 2002 from 11.3% for the three months ended June 30, 2001. This increase was primarily attributable to the decrease in revenues.

        Loss on lease commitment.    We are committed to a five year lease which commenced in June 2002 for a building adjacent to our current headquarters in San Diego, California which is for 57,323 square feet. Although we have been working aggressively to sub-lease this space, we have been unable to secure a tenant to sub-lease this space as of June 30, 2002. Therefore, we recorded a loss on our lease commitment totaling $3.2 million in the quarter ended June 30, 2002, taking into account current and projected real estate market conditions and various other assumptions. To the extent market conditions change and the assumptions used do not materialize, the estimated loss on our lease commitment may need to be revised, which may result in an additional loss or a benefit.

        Interest income.    Interest income decreased $496,000, or 37.6%, to $824,000 for the three months ended June 30, 2002 from $1.3 million for the three months ended June 30, 2001. The decrease in interest income is primarily due to the decrease in interest rates over the past year and to a lesser extent due to a decrease in the cash and marketable securities balance in the second quarter of 2002 compared to 2001.

        Other expenses.    In the second quarter of 2002, we incurred a $336,000 loss related to the settlement of a dispute with a former executive of the Company. Pursuant to the settlement, we received 200,000 common shares of Company stock previously pledged by the former executive as security for an outstanding loan and accrued interest in the amount of $1.26 million. We recorded the 200,000 common shares into treasury stock at their fair market value of $924,000 and the loan was deemed repaid.

        Income tax provision.    As a result of our tax projections for fiscal year 2002, our estimated effective tax rate for fiscal year 2002 is 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended June 30, 2002. In the second quarter of 2001, we changed our effective tax rate for fiscal 2001 to 0% and as a result we recorded a tax benefit in the second quarter of 2001, representing a reversal of the $162,000 tax provision recorded in the first quarter of 2001.

Comparison of Six Months Ended June 30, 2002 and 2001

        Net revenues.    Net revenues decreased $21.4 million, or 48.3%, to $22.8 million in the six months ended June 30, 2002 from $44.2 million in the six months ended June 30, 2001. The decrease was due to a $23.4 million decrease in sales of our SBus host bus adapter products and a $385,000 decrease in sales of our ASICs and fees received under ASIC development agreements partially offset by a $2.5 million increase in sales of our PCI host bus adapter products. The overall decrease in net revenues for the six months ended June 30, 2002 is primarily a result of the shift in demand from our SBus products to our PCI products which have lower average selling prices than SBus products. The demand for our SBus products has continued to decline as Sun Microsystems has released new midrange and high-end server products that do not include the SBus interface. Additionally, Sun has experienced a material decrease in demand for its high-end servers during the current technology spending slowdown, which has adversely affected demand for our products. PCI revenues represented 63.1% and 26.9% of total net revenues for the six months ended June 30, 2002 and 2001, respectively. Sales to customers outside of the United States accounted for 24% and 31% of net revenues for the six months ended June 30, 2002 and 2001, respectively.

        Gross margin.    Gross margin decreased $7.6 million, or 40.8%, to $11.0 million in the six months ended June 30, 2002 from $18.5 million in the six months ended June 30, 2001. Gross margin as a percentage of net revenues increased to 48.1% during the six months ended June 30, 2002 from 41.9% during the six months ended June 30, 2001. The increase is primarily attributed to a $7.7 million charge recorded for excess inventory in the second quarter of 2001. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues decreased to 48.1% during the six months ended June 30, 2002 from 59.4% during the six months ended June 30, 2001.

        Excluding the $7.7 million excess inventory charge, the decrease in gross margin percentage is primarily due to increased sales of our PCI host bus adapter products which have lower gross margins than our SBus host bus adapter products coupled with a decrease in the average selling price for our SBus host bus adapter products and the allocation of fixed manufacturing costs over a lower revenue base. Gross margins for the six months ended June 30, 2002 were also affected unfavorably by amortization costs associated with our licensed technology and additional costs incurred on an ASIC development agreement partially offset by the favorable impact from the sale of boards for which we previously recorded a charge for excess inventory. In the second quarter of 2002, we amortized our licensed technology on a straight-line basis; whereas, in the first quarter of 2002, the amortization rate was based on a projected revenue stream. Total amortization costs recorded to cost of sales in the six months ended June 30, 2002 totaled $447,000. During the second quarter of 2002, we revised our estimated costs at completion for an ASIC development agreement which will result in reduced margins on the project. The change in estimate resulted in an adjustment in the second quarter amounting to $277,000.

        In the second quarter of 2001, we recorded a charge of $7.7 million to write down excess inventories based on the determination that inventory levels were in excess of projected future demand. The writedown principally affected one gigabit products because we were expecting our customers to begin to migrate to two gigabit products during 2001 with increased adoption of two gigabit products in 2002. The migration from one gigabit to two gigabit products has been much slower than we initially anticipated. However, demand for our one gigabit products continued in 2002, and we determined in the first quarter of 2002 that simple modifications to the host bus adapters previously considered excess inventory would make them saleable product. In the six months ended June 30, 2002, the value of the converted boards sold with a zero cost basis totaled $736,000, favorably impacting margins.

        Research and development.    Research and development expenses decreased $1.5 million, or 11.6%, to $11.1 million for the six months ended June 30, 2002 from $12.6 million for the six months ended June 30, 2001. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from a headcount reduction in the first quarter of 2002 and decreased consulting expenses. Additionally, the decrease was due to lower recruiting costs and lower lab supply costs partially offset by increased depreciation expense. As a percentage of net revenues, research and development expenses increased to 48.8% for the six months ended June 30, 2002 from 28.5% for the six months ended June 30, 2001. This increase was primarily attributable to the decrease in revenues.

        Selling and marketing.    Selling and marketing expenses decreased $1.9 million, or 22.7%, to $6.6 million for the six months ended June 30, 2002 from $8.5 million for the six months ended June 30, 2001. The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from a headcount reduction in the first quarter of 2002, as well as a decrease in travel expenses and a decrease in expenses associated with sales and marketing conferences. Additionally, a decrease in reproduction and printing costs, and recruiting expenses also contributed to the decrease in selling and marketing expenses. Selling and marketing expenses as a percentage of net revenues increased to 28.7% for the six months ended June 30, 2002 from 19.2% for the six months ended June 30, 2001. This increase was primarily attributable to the decrease in revenues.

        General and administrative.    General and administrative expenses decreased $610,000, or 12.6%, to $4.2 million for the six months ended June 30, 2002 from $4.8 million for the six months ended June 30, 2001. The decrease was primarily due to lower personnel costs due to a headcount reduction in the first quarter of 2002, a decrease in consulting costs, and decreased internal technology spending partially offset by an increase in legal and accounting expenses incurred in connection with the resignation of our chief executive officer. General and administrative expenses as a percentage of net revenues increased to 18.5% for the six months ended June 30, 2002 from 10.9% for the six months ended June 30, 2001. This increase was primarily attributable to the decrease in revenues.

        Loss on lease commitment.    We are committed to a five year lease which commenced in June 2002 for a building adjacent to our current headquarters in San Diego, California which is for 57,323 square feet. Although we have been working aggressively to sub-lease this space, we were unable to secure a tenant to sub-lease this space as of June 30, 2002. Therefore, we recorded a loss on our lease commitment totaling $3.2 million in the quarter ended June 30, 2002, taking into account current and projected real estate market conditions and various other assumptions. To the extent market conditions change and the assumptions used do not materialize, the estimated loss on our lease commitment may need to be revised, which may result in an additional loss or a benefit.

        Interest income.    Interest income decreased $1.1 million, or 38.4%, to $1.7 million for the six months ended June 30, 2002 from $2.8 million for the six months ended June 30, 2001. The decrease in interest income is primarily due to the decrease in interest rates over the past year and to a lesser extent due to a decrease in the cash and marketable securities balance in the first and second quarter of 2002 compared to 2001.

        Other expenses.    In the second quarter of 2002, we incurred a $336,000 loss related to the settlement of a dispute with a former executive of the Company. Pursuant to the settlement, we received 200,000 common shares of Company stock previously pledged by the former executive as security for an outstanding loan and accrued interest in the amount of $1.26 million. We recorded the 200,000 common shares into treasury stock at their fair market value of $924,000 and the loan was deemed repaid.

        Income tax provision.    As a result of our tax projections for fiscal year 2002, our estimated effective tax rate for fiscal year 2002 is 0%. Accordingly, we recognized an income tax provision of $0 during the six months ended June 30, 2002. Our estimated effective tax rate for fiscal year 2001 was 0%. Accordingly, we recognized an income tax provision of $0 during the six months ended June 30, 2001.

Liquidity and Capital Resources

        During the six months ended June 30, 2002, cash provided by operating activities was $764,000, compared to $9.6 million of cash provided by operating activities during the six months ended June 30, 2001. The cash provided by operations during the six months ended June 30, 2002 reflects a $2.1 million decrease in accounts receivable, a $3.3 million decrease in inventories, and $4.5 million of cash provided from other working capital items such as accounts payable, accrued liabilities and other liabilities partially offset by a net loss before depreciation and amortization and other non-cash charges of approximately $8.9 million and a decrease in deferred revenue of $339,000.

        Net cash used in investing activities was $2.5 million in the six months ended June 30, 2002 and consisted of proceeds from the sale of marketable securities of $9.5 million for the purchase of licensed technology and services from Troika for $7.5 million and $2.0 million for the purchase of an equity investment in Mellanox Technologies offset by capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $5.6 million in the six months ended June 30, 2001 and consisted of capital expenditures and purchases of marketable securities available for sale partially offset by the proceeds from the sale of marketable securities. The capital expenditures primarily reflect our investment in computer and lab equipment to build out our system integration lab as well as investment in software development tools and equipment for our engineering operations and the development of testing stations. Capital expenditures decreased $6.1 million, or 88.7%, to $783,000 for the six months ended June 30, 2002 from $6.9 million for the six months ended June 30, 2001. This decrease is primarily due to costs associated with our corporate headquarters and completion of our engineering and systems integration labs in 2001.

        Net cash provided by financing activities was $531,000 and $1.1 million in the six months ended June 30, 2002 and 2001, respectively, which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan.

        We had $108.7 million of cash and cash equivalents and investments and $93.2 million of working capital at June 30, 2002.

        We believe that our cash and investments position will be sufficient to meet our working capital needs at least through the next 12 months. Our future capital requirements will depend on many factors, including the potential acquisition of or investment in complementary businesses, products, services and technologies, the rate of revenue growth, the timing and extent of spending to support product development efforts, the timing of introductions of new products and enhancements to existing products, and market acceptance of our products. In the third quarter of 2001, we implemented a stock repurchase program whereby the Board of Directors authorized the Company to repurchase up to $15.0 million of our outstanding common stock over a twelve-month period ending September 18, 2002. As of June 30, 2002, we have repurchased an aggregate of 900,000 shares at a cost of $5.1 million. Should we decide to make additional repurchases of stock in 2002, we would be required to liquidate some of our investments in marketable securities. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms, or at all.

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

        Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Based on our guidelines, our investments generally consist of fixed and variable A or higher graded U.S. government, state and local, and corporate debt obligations with maturities ranging from one to twenty-four months. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2002.

        Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases. The court has given the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint. The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company's secondary public offering in October 2000. On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. As of July 1, 2002, the motions are under submission with the Court for decision. The Company believes that these cases are without merit and intends to defend the cases vigorously.

        In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholders filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. On February 1, 2002, the Court sustained the Company's demurrer to the plaintiff's complaint with leave to amend. On March 8, 2002, the plaintiff filed an first amended complaint. On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002. On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint. On April 29, 2002, the plaintiff filed a second amended complaint. On May 31, 2002, the Company filed a demurrer to the second amended complaint. On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff. On June 21, 2002, the Court sustained the Company's demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company. The Court, however, granted Huang's motion to intervene and ordered Huang to file a complaint in intervention. Huang filed a complaint in intervention on July 5, 2002. The Company believes that this case lacks merit and intends to defend the case vigorously.

        On May 30, 2002, an alleged stockholder of the Company filed a purported stockholder derivative suit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset. The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely reports its results for the fourth quarter of fiscal 2001. These additional allegations relate to the Company's May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K. The Company believes that this case lacks merit and intends to defend the case vigorously.

        On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York. The lawsuit also names as defendants the underwriters on the Company's initial public offering and secondary offering. The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's public offerings. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases. The complaint in this case was served on the Company on June 20, 2002. The Company believes that this case lacks merit and intends to defend the case vigorously.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

        On May 22, 2002, JNI held an Annual Meeting of Stockholders at which the following proposals were voted on by the stockholders:

  1.
  To elect five directors for a one-year term to expire at the 2003 Annual Meeting of Stockholders.

Nominee	For	Withheld
John Bolger	23,500,005	318,775
Sylvia Summers-Dubrevil	23,508,764	310,016
John C. Stiska	23,059,548	759,232
Tom St. Dennis	23,510,127	308,653
Eric P. Wenaas	23,499,656	319,124
  2.
  To consider the adoption of an increase in the maximum number of shares that may be issued under the Company's 1999 Employee Stock Purchase Plan by 200,000 shares, from 350,000 to 550,000 shares.

For approval	22,783,356
Against approval	862,322
Abstained	173,102
Broker Non-Votes	0

  3.
  To ratify PricewaterhouseCoopers LLP as the Company's independent public auditor for the fiscal year ending December 31, 2002.

For approval	23,665,469
Against approval	121,773
Abstained	31,538
Broker Non-Votes	0

Item 5. Other Information

Factors That May Affect Future Performance

Risks relating to our business

A long lasting downturn in information technology spending could negatively affect our revenues and operating results.

        Since late 2000, large enterprises throughout the global economy have significantly reduced their spending on information technology products, which has had a continuing negative effect on our revenues and operating results. We cannot predict the depth or duration of this downturn in spending, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues and operating results may be impaired. In addition, because we intend to continue to make significant investments in research and development and to maintain our customer service and support capabilities, any resulting decline in our revenues will have a significant adverse impact on our operating results.

We may not be able to achieve and maintain profitability on a consistent basis.

        You should consider the risks and difficulties frequently encountered by companies such as ours in new and rapidly evolving markets. We have failed to achieve profitability in each of the last five completed fiscal quarters.    We may not realize sufficient net revenues in future periods to achieve and maintain profitability. In addition, because of the competition in and the evolving nature of the enterprise data connectivity markets, as well as the early stage of our other target markets, achieving and sustaining profitability may be extremely challenging.

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

        Furthermore, we recently completed an investigation that lead to the resignation of our President and Chief Executive Officer. We are currently searching for a new President and Chief Executive Officer, and John Stiska, a member of our Board of Directors, is serving as our Interim Chief Executive Officer. If we are unable to attract and retain a highly skilled executive to serve as our President and Chief Executive Officer, we may not be able to continue to execute our strategy or manage our growth, either of which could harm our business and results of operations. Any delay in retaining a Chief Executive Officer could cause us to lose momentum and hinder our ability to compete effectively.

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

We are in the process of making changes to our business model that may not be successful.

        In response to our declining revenues and market share in the market for Fibre Channel host bus adapters, we are in the process of realigning our resources to focus on three businesses: Fibre Channel, ASICs and I/O connectivity, of which our InfiniBand initiative is part. As part of this realignment, we are continuing to evaluate our cost structure and are considering additional expense reductions. Each of these markets presents challenges that may be difficult to overcome and that will require the expenditure of resources that may not result in a favorable return. As a result, we cannot assure you that these efforts will positively impact our revenues, operating results or market share.

        To support our business realignment, we are in the process of implementing a reduction in force designed to lower our cash used for operating expenses. This reduction in force may adversely affect employee morale or have a negative impact on our ability to compete effectively. There can be no assurance that we will be successful in implementing our revised business plan or sufficiently reducing our operating expenses in the future.

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

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the six months ended June 30, 2002, Hitachi Data Systems accounted for 24% of our net revenues and Acal Electronics accounted for 13% of our net revenues. A significant portion of the products sold to the distributors was utilized by our OEM customers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

        We have experienced delays in product development in the past and may experience similar delays in the future. Given the short product life cycles in the markets for our products, any delay or unanticipated difficulty associated with new product introductions or product enhancements could cause us to lose customers and damage our competitive position. Further, we are devoting significant resources to developing InfiniBand and other products in order to achieve an early-mover advantage in the evolving multi-protocol connectivity market. Delays in development of our products could result in a failure to achieve such an advantage. Delays may result from numerous factors, such as:

  •
  changing OEM product specifications;

  •
  evolving standards;

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

        Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our Emerald ASIC wafers, and various subcontractors, such as Amkor Technology, Inc., Caesar International Inc. and Siliconware USA Inc., perform assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. Sanmina-SCI Corporation in Rapid City, South Dakota, SMS Technologies, Inc. in San Diego, California, and Corlund Electronics in Tustin, California perform substantially all assembly operations for our host bus adapters and host channel adapter modules. We have no firm long-term commitments from any of these companies to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

        Export sales accounted for 24% of our net revenues during the six months ended June 30, 2002, 31% of our net revenues in 2001, 23% of our net revenues in 2000, and 17% of our net revenues in 1999. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

        A change in accounting standards can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. New pronouncements and varying interpretations of pronouncements have occurred with frequency and are likely to occur in the future as a result of recent congressional action. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	3.1	(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
	3.2	(1)	Bylaws of the Company
	99.1		Certification of Chief Executive Officer
	99.2		Certification of Chief Financial Officer
(b)	Reports on Form 8-K
	None.

(1)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JNI CORPORATION

Date: August 8, 2002	By:	/s/ JOHN STISKA John Stiska Interim Chief Executive Officer and Director
Date: August 8, 2002		/s/ GLORIA PURDY Gloria Purdy Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 8, 2002		/s/ PAUL KIM Paul Kim Vice President—Finance and Corporate Controller

EXHIBIT INDEX

(a)	Exhibits
	3.1	(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
	3.2	(1)	Bylaws of the Company
	99.1		Certification of Chief Executive Officer
	99.2		Certification of Chief Financial Officer
(b)	Reports on Form 8-K
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