Form 10-Q
period 2002-09-30
JNI CORP
filed 2002-11-12
CIK 1094087

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to to .

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        As of October 31, 2002, there were 26,590,864 shares of the registrant's common stock, $0.001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JNI Corporation

BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,994	$4,490
Marketable securities available for sale	87,006	82,974
Accounts receivable, net	3,829	8,605
Inventories	5,577	9,545
Other current assets	638	1,968

Total current assets	101,044	107,582
Marketable securities available for sale	15,274	30,558
Property and equipment, net	10,129	13,371
Licensed technology, net	6,430	—
Preferred stock investment	2,000	—
Other assets	377	636

	$135,254	$152,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,048	$2,769
Accrued liabilities	6,693	5,446
Deferred revenue	2,497	2,397

Total current liabilities	12,238	10,612
Other liabilities	1,292	531

Total liabilities	13,530	11,143

Commitments and Contingencies (Notes 6 and 7)
Stockholders' equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,516,530 and 26,574,873 shares issued and outstanding	27	27
Additional paid-in capital	146,415	145,854
Unearned stock-based compensation	(34)	(166)
Accumulated other comprehensive income	219	455
Retained earnings (deficit)	(18,849)	(36)
Common stock in treasury, at cost—1,100,000 and 900,000 shares	(6,054)	(5,130)

Total stockholders' equity	121,724	141,004

	$135,254	$152,147

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$7,107	$18,080	$29,944	$62,279
Cost of revenues	3,951	7,581	15,804	33,240

Gross margin	3,156	10,499	14,140	29,039

Operating expenses:
Research and development	4,938	6,329	16,085	18,945
Selling and marketing	2,854	3,612	9,417	12,105
General and administrative	2,017	2,371	6,240	7,204
Loss on lease commitment	—	—	3,172	—
Amortization of intangible assets	—	1,339	—	4,018
Amortization of stock-based compensation	41	107	133	335

Total operating expenses	9,850	13,758	35,047	42,607

Operating income (loss)	(6,694)	(3,259)	(20,907)	(13,568)
Interest income	734	1,264	2,272	4,055
Other income (expense), net	(2)	6	(178)	(29)

Income (loss) before income taxes	(5,962)	(1,989)	(18,813)	(9,542)
Income tax provision	—	—	—	—

Net income (loss)	$(5,962)	$(1,989)	$(18,813)	$(9,542)

Earnings (loss) per share:
Basic	$(0.22)	$(0.07)	$(0.71)	$(0.35)

Diluted	$(0.22)	$(0.07)	$(0.71)	$(0.35)

Number of shares used in per share computations:
Basic	26,513,000	27,149,000	26,561,000	27,088,000

Diluted	26,513,000	27,149,000	26,561,000	27,088,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(18,813)	$(9,542)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,328	3,611
Amortization of intangible assets	—	4,018
Amortization of licensed technology	826	—
Amortization of stock-based compensation	132	334
Non-cash expenses and charges	580	—
Changes in assets and liabilities:
Accounts receivable, net	4,776	10,627
Inventories	3,968	7,253
Other assets	329	1,330
Accounts payable	279	(4,670)
Accrued liabilities	1,247	(1,081)
Deferred revenue	100	(3,098)
Other liabilities	761	—

Net cash (used in) provided by operating activities	(1,487)	8,782

Cash flows from investing activities:
Purchases of marketable securities available for sale	(2,484)	(3,853)
Proceeds from sale of marketable securities available for sale	13,500	9,130
Purchase of licensed technology and services	(7,500)	—
Purchase of equity investment	(2,000)	—
Capital expenditures	(1,086)	(7,727)

Net cash provided by (used in) investing activities	430	(2,450)

Cash flows from financing activities:
Net proceeds from issuance of common stock	561	1,064
Purchase of treasury stock	—	(5,130)

Net cash provided by (used in) financing activities	561	(4,066)

Net change in cash and cash equivalents	(496)	2,266
Cash and cash equivalents, beginning of period	4,490	4,095

Cash and cash equivalents, end of period	$3,994	$6,361
Supplemental non-cash activity:
Settlement of a note receivable in the form of common stock received into treasury stock	$1,260	$—

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS
(In thousands, except share data)

Note 1—General

        The accompanying unaudited financial statements of JNI Corporation (the "Company") for the three and nine month periods ended September 30, 2002 and 2001 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2001 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes thereto. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission. The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2—Inventories

        Components of inventories are as follows:

	As of
	September 30, 2002	December 31, 2001
Inventories:
Raw materials	$2,501	$6,566
Work in process	380	1,299
Finished goods	2,696	1,680

Total	$5,577	$9,545

Note 3—Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations

        Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued. The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method. The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the three and nine months ended September 30, 2002 and 2001 because such securities are antidilutive for these periods. The total number of potential common shares excluded from the calculations of diluted loss per common share was 227,000 and 244,000 for the three and nine months ended September 30, 2002, respectively, and 341,000 and 453,000 for the three and nine months ended September 30, 2001, respectively.

        The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$(5,962)	$(1,989)	$(18,813)	$(9,542)
Denominator:
Denominator for basic earnings (loss) per share
Weighted average shares outstanding	26,513,000	27,149,000	26,561,000	27,088,000
Effect of dilutive securities:
Dilutive options outstanding	—	—	—	—
Employee stock purchase plan shares	—	—	—	—

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	26,513,000	27,149,000	26,561,000	27,088,000

Note 4—Comprehensive Income (Loss)

        The Company presents unrealized gains and losses on the Company's available-for-sale securities in its statement of stockholders' equity and comprehensive income (loss) on an annual basis and in a footnote in its quarterly reports. During the three months ended September 30, 2002 and 2001, total comprehensive income (loss) was $(5,860) and $(1,792), respectively. During the nine months ended September 30, 2002 and 2001, total comprehensive income (loss) was $(19,049) and $(9,312), respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company's marketable securities available for sale and included an unrealized gain of $102 and $197 during the three months ended September 30, 2002 and 2001, respectively, and an unrealized loss of $236 and an unrealized gain of $230 during the nine months ended September 30, 2002 and 2001, respectively.

Note 5—Income Taxes

        The effective tax rate for 2002 and 2001 is zero percent because no tax benefit has been recognized for the current and previous year operating losses and other benefits. The Company has recorded a full valuation allowance against its deferred tax assets because it does not consider the realizability of such related tax benefits to be more likely than not.

Note 6—Loss on Lease Commitment

        The Company is committed to a five year lease for a building adjacent to its current headquarters in San Diego, California which is for 57,323 square feet. This new lease commenced in June 2002 with a total commitment of approximately $8,770. The Company's monthly rental obligation before consideration of any potential sublease income is $146. The Company does not intend to occupy this space and is actively seeking tenants to sub-lease or assume the lease obligation. As of the date of this report, the Company has been unable to secure a tenant to sub-lease this space. The Company recorded a loss on its lease commitment totaling $3,172 in the quarter ended June 30, 2002. In determining the estimated loss for its lease commitment, the Company has been required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances and commission payments, that involve estimates and judgments. In formulating its assumptions, the Company took into account current and projected real estate market conditions. If the Company's estimates and related assumptions change in the future, the Company may be required to revise the estimated loss on its lease commitment. If any revisions to its estimated loss are necessary, then an additional loss or a benefit will be recorded. During the quarter ended September 30, 2002, no changes to the estimated loss on the Company's lease commitment were deemed necessary. As of September 30, 2002, the current portion of the accrued loss for the Company's lease commitment totaling $1,677 is included in accrued liabilities, and the long-term portion totaling $910 is included in other liabilities on the balance sheet.

Note 7—Contingencies

        In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases. The court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint. The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company's secondary public offering in October 2000. On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. Since July 1, 2002, the motions have been under submission with the Court for decision. The Company believes that these cases are without merit and intends to defend the cases vigorously.

        In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholder filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. On February 1, 2002, the Court sustained the Company's demurrer to the plaintiff's complaint with leave to amend. On March 8, 2002, the plaintiff filed a first amended complaint. On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002. On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint. On April 29, 2002, the plaintiff filed a second amended complaint. On May 31, 2002, the Company filed a demurrer to the second amended complaint. On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff. On June 21, 2002, the Court sustained the Company's demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company. The Court, however, granted Huang's motion to intervene and ordered Huang to file a complaint in intervention.

Huang filed a complaint in intervention on July 5, 2002. On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.

        On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset. The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001. These additional allegations relate to the Company's May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K. On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.

        On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York. The lawsuit also names as defendants the underwriters on the Company's initial public offering and secondary offering. The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's public offerings. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases. The complaint in this case was served on the Company on June 20, 2002. On November 1, 2002, the court heard argument on motions to dismiss all of the IPO laddering cases. The Company believes that this case lacks merit and intends to defend the case vigorously.

        The Company is involved in certain legal proceedings, including various employee related lawsuits, generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, at this time, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Note 8—Concentrations of Risk

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of the Company's total net revenues. The loss of any of the Company's key customers, or a significant reduction in sales to those customers, could significantly reduce the Company's net revenues. For the nine months ended September 30, 2002, Hitachi Data Systems accounted for 24% of net revenues, Acal Electronics accounted for 11% of net revenues and Info X, Inc. accounted for 11% of net revenues. For the nine months ended September 30, 2001, Info X, Inc. accounted for 20% of net revenues and Acal Electronics accounted for 16% of net revenues. A significant portion of the products sold to the distributors was utilized by the Company's OEMs. The Company anticipates that its operating results in any given period will continue to depend, to a significant extent, upon revenues from a small number of customers.

Note 9—Preferred Stock Investment

        In January 2002, the Company invested $2,000 in Mellanox Technologies Ltd, a privately held InfiniBand semiconductor developer. This investment is being accounted for under the cost method of accounting. The Company's ownership in Mellanox is insignificant relative to the total ownership.

Note 10—Loan Due from Former Chief Executive Officer

        On May 19, 2002, the Company's chief executive officer resigned from the Company. At the time of his resignation, the Company's former chief executive officer had a loan outstanding of $349 which consisted of $99 in payroll taxes due and $250 for the remaining portion of the loan which was entered into upon the hiring of the former chief executive officer, plus accrued interest. Upon his resignation from the Company, the outstanding loan became due and payable. In September 2002, the former chief executive officer paid in full the $99 in payroll taxes due and $154 toward the remaining portion of the loan. The $96 loan balance was deemed earned under California law based on the services provided by the former chief executive officer through his date of termination. As of September 30, 2002, no amounts remain outstanding from the former chief executive officer.

Note 11—Reduction in Force

        In August 2002, the Company conducted a reduction in force that resulted in the layoff of approximately 13% of its current workforce. The total expense, which was recorded in the third quarter of 2002, associated with this reduction in force was $488 and consisted solely of severance benefits. As of September 30, 2002, accrued severance benefits totaled $198, all of which will be paid by the end of the first quarter in 2003.

Note 12—Stock Option Exchange Program

        In August 2002, the Company's compensation committee of its Board of Directors approved a voluntary stock option exchange program for the Company's employees, excluding executive officers and directors.

        Under the program, the Company's employees, excluding executive officers and directors, were given the opportunity to cancel stock options granted to them between March 10, 1999 and August 29, 2002 in exchange for a number of new options based on each individual option holder's position and performance at the Company to be granted in the future, on a date more than six months after the date of cancellation of the original options. The exercise price of the new options will be the fair market value of the Company's common stock on that date. Cancelled options total 2,984,352 with an average exercise price of $13.48 per share. The Company expects to grant a total of 2,707,479 options to purchase its common stock in exchange for the options cancelled.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        In addition to the historical information contained herein, the discussions in this Report on Form 10-Q may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words "anticipates," "in the opinion," "believes," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in "Risk Factors" set forth herein. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements to reflect any future events or circumstances. References contained herein to "JNI," the "Company," "we," "our" and "us" refer to JNI Corporation.

Overview

        We are a leading designer and supplier of enterprise storage connectivity products that connect servers and data storage devices through Fibre Channel and I/O connectivity products, which includes our InfiniBand initiative. We currently market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. We also design and market high-performance application specific integrated circuits, or ASICs, based on our proprietary Fibre Channel technology. We released our first InfiniBand products in the first quarter of 2002, called host channel adapter modules, that allow stand-alone servers to cluster with InfiniBand connectivity operating at 2.5 Gb or 10 Gb per port. We are currently developing or designing products that will bridge I/O connectivity to other storage and server protocols, such as Fibre Channel and iSCSI. We have secured customer and partner relationships with some of the leading storage OEMs including EMC, Hewlett-Packard, Hitachi Data Systems, IBM, LSI Logic, McDATA, StorageTek and Sun Microsystems. We maintain strategic relationships with key network storage vendors, such as Brocade, Chaparral, Cisco Systems, Crossroads, Legato and VERITAS Software, as well with key InfiniBand companies, such as IBM, Lane 15, Mellanox Technologies and Paceline Systems. As of September 30, 2002, we had a total of 164 employees compared to 209 employees as of September 30, 2001.

        Revenues are comprised principally of sales of our host bus adapter products. Revenues also include sales of our ASICs and fees received from our ASIC development agreements as well as sales of our InfiniBand host channel adapter products which were released in the first quarter of 2002.

        Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components, material expediting charges, final assembly costs, manufacturing and quality-related costs, inventory management costs, warranty and support costs. Also included in cost of revenues is the amortization of licensed technology acquired in connection with the purchase of the exclusive license to Troika Networks' Fibre Channel software and hardware products. As a result of an independent valuation completed on the Troika transaction, we recorded $7.3 million in licensed technology, which is being amortized in cost of revenues over an estimated useful life of five years. We amortized $826,000 of licensed technology during the nine months ended September 30, 2002. We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, and new product introductions both by us and our competitors. We reserve for warranty claims at the time of sale based on historical experience.

        Research and development expenses consist primarily of salaries and related expenses for engineering personnel, fees paid to consultants and outside service providers, depreciation of development and test equipment, prototyping expenses related to the design, development, testing and enhancements of our products, and the cost of computer support services. We expense all research and development costs as incurred.

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

        Amortization of intangible assets is attributed to the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec in November 1998. As a result of the consideration paid to Adaptec, we recorded $11.6 million in intangible assets related to the core technology acquired, which was amortized over an estimated useful life of three years. We amortized $4.0 million of intangible assets during the nine months ended September 30, 2001. Amortization of this amount was completed during the year ended December 31, 2001.

        Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees in all operating expense categories where the option exercise price was less than the fair value of the underlying shares of common stock as determined for financial reporting purposes. We have recorded $2.2 million of unearned stock-based compensation within stockholders' equity, which is being amortized over the vesting period of the related stock options, generally four years. The amortization of stock-based compensation will be completed in 2002.

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

        We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

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

        Valuation of licensed technology.    Acquisitions of intangible assets require us to make determinations about the value and recoverability of those assets that involve estimates and judgments. In connection with our purchase of an exclusive license from Troika, we recorded a long-term intangible asset of $7.3 million for the licensed technology we acquired. We based our determination of valuation on a report provided by an independent third-party valuation firm. We concluded that the timing of the projected revenue stream associated with the licensed technology is uncertain and therefore we are recording the amortization on a straight-line basis over the asset's remaining useful life of 57 months. Accordingly, in the second and third quarter of 2002, we amortized the licensed technology on a straight-line basis. In assessing the recoverability of our licensed technology, we must make assumptions regarding estimated future cash flows, estimated future revenues and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our licensed technology not previously recorded. Additionally, we assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment. Any resulting impairment loss could have an adverse impact on our results of operations.

        Accounting for the estimated loss on our lease commitment.    We are committed to a five year lease for a building adjacent to our current headquarters in San Diego, California which is for 57,323 square feet. This new lease commenced in June 2002 with a total commitment of approximately $8.8 million. We do not intend to occupy this space and are actively seeking tenants to sub-lease or assume the lease obligation. As of September 30, 2002, we were unable to secure a tenant to sub-lease this space. We recorded an estimated loss on our lease commitment of $3.2 million in the second quarter of 2002. In determining the estimated loss for our lease commitment, we have been required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances and commission payments, that involve estimates and judgments. In formulating our assumptions, we took into account current and projected real estate market conditions. If our estimates and related assumptions change in the future, we may be required to revise the estimated loss on our lease commitment. If any revisions to our estimated loss are necessary, then an additional loss or benefit will be recorded.

Results of Operations

        The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Three Months Ended September 30, 2002 and 2001

        Net revenues.    Net revenues decreased $11.0 million, or 60.7%, to $7.1 million in the three months ended September 30, 2002 from $18.1 million in the three months ended September 30, 2001. The decrease was due to a decline in sales of both our SBus and PCI host bus adapter products as well as a decrease in sales of our ASICs and fees received under ASIC development agreements partially offset by an increase in sales of our InfiniBand host channel adapter products. The overall decrease in net revenues for the three months ended September 30, 2002 is primarily the result of a decrease in overall unit sales of PCI and SBus products. Additionally, the shift in demand from our SBus products to our PCI products which have lower average selling prices than SBus products also contributed to the decrease in net revenues. The demand for our SBus products has continued to decline as Sun

Microsystems has released new midrange and high-end server products that do not include the SBus interface.

        As our customers are beginning to migrate from one-gigabit to two-gigabit Fibre Channel host bus adapter products, we have experienced a significant increase in revenues from our two-gigabit products for the three months ended September 30, 2002 compared to the same period in the prior year even though our total net revenues decreased from 2001 to 2002. Sales of our two-gigabit products increased by $3.1 million for the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Revenues from the sale of our two-gigabit products represented 47.8% and 1.8% of total net revenues for the three months ended September 30, 2002 and 2001, respectively. Sales to customers outside of the United States accounted for 26% and 34% of net revenues for the three months ended September 30, 2002 and 2001, respectively.

        Gross margin.    Gross margin decreased $7.3 million, or 69.9%, to $3.2 million in the three months ended September 30, 2002 from $10.5 million in the three months ended September 30, 2001. Gross margin as a percentage of net revenues decreased to 44.4% during the three months ended September 30, 2002 from 58.1% during the three months ended September 30, 2001.

        The decrease in gross margin percentage is primarily due to increased sales of our PCI host bus adapter products which have lower gross margins than our SBus host bus adapter products coupled with a decrease in the average selling price for our SBus host bus adapter products and the allocation of fixed manufacturing costs over a lower revenue base. Gross margins for the three months ended September 30, 2002 were also affected unfavorably by $379,000 of amortization costs associated with our licensed technology; as discussed in the following paragraph, the impact of this amortization was partially offset by the favorable impact from the sale of boards for which we previously recorded a charge for excess inventory.

        In the first quarter of 2002, we determined that simple modifications to host bus adapters previously considered excess inventory would make them saleable product. The value of converted boards sold with a zero cost basis totaled $354,000 during the three months ended September 30, 2002, favorably impacting margins. Also, as a result, our inventory levels have continued to decrease due to our ability to sell modified host bus adapter products rather than purchasing new products from our contract manufacturers. We expect to continue to benefit from the sale of a portion of the remaining quantity of the converted boards with a zero cost basis.

        Research and development.    Research and development expenses decreased $1.4 million, or 22.0%, to $4.9 million for the three months ended September 30, 2002 from $6.3 million for the three months ended September 30, 2001. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from headcount reductions in the first and third quarters of 2002 and decreased consulting expenses. Additionally, the decrease was due to a decline in non-recurring engineering expenses partially offset by increased equipment leasing costs. Research and development expenses as a percentage of net revenues increased significantly for the three months ended September 30, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

        Selling and marketing.    Selling and marketing expenses decreased $758,000, or 21.0%, to $2.9 million for the three months ended September 30, 2002 from $3.6 million for the three months ended September 30, 2001. The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from headcount reductions in the first and third quarters of 2002. Additionally, a decrease in various discretionary expenses such as public relations, advertising, and sales and marketing incentives also contributed to the decrease in selling and marketing expenses. Selling and marketing expenses as a percentage of net revenues increased significantly for the three months ended September 30, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

        General and administrative.    General and administrative expenses decreased $354,000, or 14.9%, to $2.0 million for the three months ended September 30, 2002 from $2.4 million for the three months ended September 30, 2001. The decrease was primarily due to lower personnel costs due to headcount reductions in the first and third quarters of 2002 and an insurance refund partially offset by an increase in recruiting expenses incurred in connection with the hiring of our chief executive officer. General and administrative expenses as a percentage of net revenues increased significantly for the three months ended September 30, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

        Interest income.    Interest income decreased $530,000, or 41.9%, to $734,000 for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001. The decrease in interest income is primarily due to the decrease in interest rates over the past year and to a lesser extent due to a decrease in the average cash and marketable securities balance in the third quarter of 2002 compared to 2001.

        Income tax provision.    As a result of our tax projections for fiscal year 2002, our estimated effective tax rate for fiscal year 2002 is 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended September 30, 2002. Our estimated effective tax rate for fiscal year 2001 was 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended September 30, 2001.

Comparison of Nine Months Ended September 30, 2002 and 2001

        Net revenues.    Net revenues decreased $32.3 million, or 51.9%, to $29.9 million in the nine months ended September 30, 2002 from $62.3 million in the nine months ended September 30, 2001. The decrease was due to a decline in sales of our SBus host bus adapter products and a decrease in sales of our ASICs and fees received under ASIC development agreements partially offset by an increase in sales of our PCI host bus adapter products and our InfiniBand host channel adapter products. The overall decrease in net revenues for the nine months ended September 30, 2002 is primarily the result of a decrease in overall unit sales of our SBus products. Additionally, the shift in demand from our SBus products to our PCI products which have lower average selling prices than SBus products also contributed to the decrease in net revenues. The demand for our SBus products has continued to decline as Sun Microsystems has released new midrange and high-end server products that do not include the SBus interface.

        As our customers are beginning to migrate from one-gigabit to two-gigabit Fibre Channel host bus adapter products, we have experienced a significant increase in revenues from our two-gigabit products for the nine months ended September 30, 2002 compared to the same period in the prior year even though our total net revenues decreased from 2001 to 2002. Sales of our two-gigabit products increased by $8.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Revenues from the sale of our two-gigabit products represented 30.9% and 1.0% of total net revenues for the nine months ended September 30, 2002 and 2001, respectively. Sales to customers outside of the United States accounted for 25% and 32% of net revenues for the nine months ended September 30, 2002 and 2001, respectively.

        Gross margin.    Gross margin decreased $14.9 million, or 51.3%, to $14.1 million in the nine months ended September 30, 2002 from $29.0 million in the nine months ended September 30, 2001. Gross margin as a percentage of net revenues increased to 47.2% during the nine months ended September 30, 2002 from 46.6% during the nine months ended September 30, 2001. The increase is primarily attributed to a $7.7 million charge recorded for excess inventory in the second quarter of 2001. Excluding the $7.7 million excess inventory charge, gross margin as a percentage of net revenues decreased to 47.2% during the nine months ended September 30, 2002 from 59.0% during the nine months ended September 30, 2001.

        Excluding the $7.7 million excess inventory charge, the decrease in gross margin percentage is primarily due to increased sales of our PCI host bus adapter products which have lower gross margins than our SBus host bus adapter products coupled with a decrease in the average selling price for our SBus host bus adapter products and the allocation of fixed manufacturing costs over a lower revenue base. Gross margins for the nine months ended September 30, 2002 were also affected unfavorably by amortization costs associated with our licensed technology and additional costs incurred on an ASIC development agreement partially offset by the favorable impact from the sale of boards for which we previously recorded a charge for excess inventory. Total amortization costs related to our licensed technology recorded to cost of sales in the nine months ended September 30, 2002 totaled $826,000. During the second quarter of 2002, we revised our estimated costs at completion for an ASIC development agreement which will result in reduced margins on the project. The change in estimate was recorded as a cumulative catch-up adjustment in the second quarter of 2002 amounting to a $277,000 charge to cost of sales.

        In the second quarter of 2001, we recorded a charge of $7.7 million to write down excess inventories based on the determination that inventory levels were in excess of projected future demand. The write down principally affected one-gigabit products because we were expecting our customers to begin to migrate to two-gigabit products during 2001 with increased adoption of two-gigabit products in 2002. The migration from one gigabit to two-gigabit products has been much slower than we initially anticipated. However, demand for our one-gigabit products continued in 2002, and we determined in the first quarter of 2002 that simple modifications to the host bus adapters previously considered excess inventory would make them saleable product. In the nine months ended September 30, 2002, the value of the converted boards sold with a zero cost basis totaled $1.1 million, favorably impacting margins.

        Research and development.    Research and development expenses decreased $2.9 million, or 15.1%, to $16.1 million for the nine months ended September 30, 2002 from $18.9 million for the nine months ended September 30, 2001. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from headcount reductions in the first and third quarters of 2002, decreased consulting expenses, and a decline in non-recurring engineering expenses partially offset by increased depreciation expense and equipment leasing costs. Additionally, the decrease was due to lower recruiting costs and lower lab supply costs. Research and development expenses as a percentage of net revenues increased significantly for the nine months ended September 30, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

        Selling and marketing.    Selling and marketing expenses decreased $2.7 million, or 22.2%, to $9.4 million for the nine months ended September 30, 2002 from $12.1 million for the nine months ended September 30, 2001. The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from headcount reductions in the first and third quarters of 2002, as well as a decrease in travel expenses, a decrease in expenses associated with sales and marketing incentives, decreased public relations expenses, and lower recruiting costs. Additionally, a decrease in various discretionary expenses such as consulting, advertising, and sales conferences also contributed to the decrease in selling and marketing expenses. Selling and marketing expenses as a percentage of net revenues increased significantly for the nine months ended September 30, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

        General and administrative.    General and administrative expenses decreased $964,000, or 13.4%, to $6.2 million for the nine months ended September 30, 2002 from $7.2 million for the nine months ended September 30, 2001. The decrease was primarily due to lower personnel costs due to headcount reductions in the first and third quarters of 2002 and an insurance refund partially offset by an increase in legal and accounting expenses incurred in connection with the resignation of our chief executive officer in the second quarter of 2002. Additionally, a decrease in consulting costs and internal technology spending also contributed to the decrease in general and administrative expenses. General and administrative expenses as a percentage of net revenues increased significantly for the nine months ended September 30, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

        Loss on lease commitment.    We are committed to a five-year lease which commenced in June 2002 for a building adjacent to our current headquarters in San Diego, California which is for 57,323 square feet. Although we have been working aggressively to sub-lease this space, we were unable to secure a tenant to sub-lease this space as of September 30, 2002. We recorded a loss on our lease commitment totaling $3.2 million in the quarter ended June 30, 2002, taking into account current and projected real estate market conditions and various other assumptions. To the extent market conditions change and the assumptions used do not materialize, the estimated loss on our lease commitment may need to be revised, which will result in an additional loss or a benefit.

        Interest income.    Interest income decreased $1.8 million, or 44.0%, to $2.3 million for the nine months ended September 30, 2002 from $4.1 million for the nine months ended September 30, 2001. The decrease in interest income is primarily due to the decrease in interest rates over the past year and to a lesser extent due to a decrease in the average cash and marketable securities balance during the nine months ended September 30, 2002 compared to the same period in 2001.

        Other income (expense).    Other income (expense) was an expense of $178,000 for the nine months ended September 30, 2002. The expense was primarily due to a $336,000 loss on the settlement of a loan partially offset by $204,000 in net realized gains on investments. In the second quarter of 2002, we incurred a $336,000 loss related to the settlement of a dispute with a former executive of the Company. Pursuant to the settlement, we received 200,000 common shares of Company stock previously pledged by the former executive as security for an outstanding loan and accrued interest in the amount of $1.26 million. We recorded the 200,000 common shares into treasury stock at their fair market value of $924,000 and the loan was deemed repaid.

        Income tax provision.    As a result of our tax projections for fiscal year 2002, our estimated effective tax rate for fiscal year 2002 is 0%. Accordingly, we recognized an income tax provision of $0 during the nine months ended September 30, 2002. Our estimated effective tax rate for fiscal year 2001 was 0%. Accordingly, we recognized an income tax provision of $0 during the nine months ended September 30, 2001.

Liquidity and Capital Resources

        During the nine months ended September 30, 2002, cash used in operating activities was $1.5 million, compared to $8.8 million of cash provided by operating activities during the nine months ended September 30, 2001. The cash used in operations during the nine months ended September 30, 2002 reflects a net loss before depreciation and amortization and other non-cash charges of approximately $12.9 million partially offset by a $4.8 million decrease in accounts receivable, a $4.0 million decrease in inventories, and $2.7 million of cash provided from other working capital items such as accounts payable, accrued liabilities, deferred revenue, other assets, and other liabilities.

        Net cash provided by investing activities was $430,000 in the nine months ended September 30, 2002 and consisted of proceeds from the sale of marketable securities of $13.5 million for the purchase of licensed technology and services from Troika for $7.5 million, $2.0 million for the purchase of an equity investment in Mellanox Technologies and $4.0 million for the transfer of funds from our investment account to our operating account offset by capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $2.5 million in the nine months ended September 30, 2001 and consisted of capital expenditures of $7.7 million and purchases of marketable securities available for sale of $3.9 million partially offset by the proceeds from the sale of marketable securities of $9.1 million. The capital expenditures primarily reflect our investment in computer and lab equipment to build out our system integration lab as well as investment in software development tools and equipment for our engineering operations and the development of testing stations. Capital expenditures decreased $6.6 million, or 85.9%, to $1.1 million for the nine months ended September 30, 2002 from $7.7 million for the nine months ended September 30, 2001. This decrease is primarily due to costs associated with our corporate headquarters and completion of our engineering and systems integration labs in 2001.

        Net cash provided by financing activities was $561,000 in the nine months ended September 30, 2002, which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan. Net cash used in financing activities was $4.1 million in the nine months ended September 30, 2001, which consisted of a treasury stock repurchase of $5.1 million or 900,000 shares of our common shares partially offset by the net proceeds from the issuance of common stock consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan.

        We had $106.3 million of cash and cash equivalents and investments and $88.8 million of working capital at September 30, 2002.

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

        Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. Based on our guidelines, our investments generally consist of fixed and variable A or higher graded U.S. government, state and local, and corporate debt obligations with maturities ranging from one to twenty-four months. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2002.

        Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

Item 4. Controls and Procedures

        (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

        (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and January 24, 2001. Thereafter, five additional and virtually identical lawsuits have been filed. The most recent of these lawsuits allege claims on behalf of purchasers of the Company's common stock during the period between October 16, 2000 and March 28, 2001 (the "Class Period"). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934. The Company has retained counsel to defend these cases. On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases. The court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint. The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company's secondary public offering in October 2000. On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. Since July 1, 2002, the motions have been under submission with the Court for decision. The Company believes that these cases are without merit and intends to defend the cases vigorously.

        In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit alleges that during the Class Period, the present and former members of the Company's board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. Based on these allegations, the plaintiff alleges that the present and former members of the Company's board breached their fiduciary duties to the Company. The alleged stockholder filed the lawsuit without first making a demand upon the board of directors. The Company has retained counsel to defend this case. On February 1, 2002, the Court sustained the Company's demurrer to the plaintiff's complaint with leave to amend. On March 8, 2002, the plaintiff filed a first amended complaint. On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002. On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint. On April 29, 2002, the plaintiff filed a second amended complaint. On May 31, 2002, the Company filed a demurrer to the second amended complaint. On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff. On June 21, 2002, the Court sustained the Company's demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company. The Court, however, granted Huang's motion to intervene and ordered Huang to file a complaint in intervention. Huang filed a complaint in intervention on July 5, 2002. On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.

        On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company's board of directors in the San Diego County Superior Court. The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset. The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001. These additional allegations relate to the Company's May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K. On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.

        On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York. The lawsuit also names as defendants the underwriters on the Company's initial public offering and secondary offering. The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company's public offerings. This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases. The complaint in this case was served on the Company on June 20, 2002. On November 1, 2002, the court heard argument on motions to dismiss all of the IPO laddering cases. The Company believes that this case lacks merit and intends to defend the case vigorously.

        The Company is involved in certain legal proceedings, including various employee related lawsuits, generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, at this time, the Company does not believe the ultimate resolution of any such existing matters should have a material effect on its financial position, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to Vote of Security Holders

        None.

Item 5. Other Information

Factors That May Affect Future Performance

Risks relating to our business

The long lasting downturn in information technology spending has negatively affected our revenues and operating results.

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

        You should consider the risks and difficulties frequently encountered by companies such as ours in new and rapidly evolving markets. We have failed to achieve profitability in each of the last six completed fiscal quarters.    We may not realize sufficient net revenues in future periods to achieve and maintain profitability. In addition, because of the competition in and the evolving nature of the enterprise data connectivity markets, as well as the early stage of our other target markets, achieving and sustaining profitability may be extremely challenging.

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

We are in the process of reviewing our capabilities and market position, and we may make changes to our business that do not positively affect our revenues or operating results.

        We recently hired a new Chief Executive Officer, Russell Stern, and are in a process of continuing business transition necessitated by changes in our markets and the unexpected resignation of our former CEO in May 2002. Mr. Stern has initiated a comprehensive review of our capabilities, market position and strategy. Moreover, as part of this transition, we are continuing to evaluate our cost structure. Actions that management undertakes to reverse our declining market share and revenues could cause disruption in our business that could have an adverse effect on our operating results or financial condition, at least in the short term. Each of our target markets presents challenges that may be difficult to overcome and that could require the expenditure of resources that may not result in a favorable return. As a result, we cannot assure you that actions we take as a result of our review will positively impact our revenues, operating results or market share.

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

        Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues. For the nine months ended September 30, 2002, Hitachi Data Systems accounted for 24% of our net revenues, Acal Electronics accounted for 11% of our net revenues and Info X, Inc. accounted for 11% of our net revenues. A significant portion of the products sold to the distributors was utilized by our OEM customers. We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

Our future success will depend to a certain extent upon our ability to develop new products as well as receive a return on our current investment in new products based upon new technologies such as InfiniBand.

        In the first quarter of 2002, we announced the InfiniStar line of host channel adaptor modules based on the InfiniBand Architecture standard. The InfiniBand standard, like all new standards, is subject to market and research and development transitions with major OEM customers. To date, we have announced one OEM design win for InfiniBand with Network Appliance, and the success or failure of this relationship will have a material effect on our ability to expand our InfiniBand business. We currently intend to continue to make research and development investments to developing InfiniBand products. There is no assurance that InifinBand will ever achieve greater acceptance in the market, and if the market for InfiniBand does not materialize as anticipated, our business will suffer.

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

        As the Fibre Channel market continues to mature, the commoditization of the Fibre Channel market favors larger organizations such as our current and potential competitors in the Fibre Channel market, including Emulex Corporation, QLogic Corporation, Agilent Technologies, Inc. and LSI Logic. These companies all have substantially greater financial, marketing and distribution resources than we have. Our primary competitors, Emulex and Q-Logic, have entered the Sun Solaris segment of the Fibre Channel market, which is the primary market for our Fibre Channel products. We may also face competition from new entrants to the Fibre Channel market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Our Fibre Channel products may also compete at the end-user level with other current or future technology alternatives. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems typically do not interoperate with our products, customers that invest in these systems will be less likely to purchase our products. Because most of our current products are based on Fibre Channel, unless we are able to develop products based on other emerging connectivity technologies, our business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from such technologies.

        Because the market for InfiniBand products is in the early stages of development, we expect that competition in this market will increase significantly. We also expect that a number of larger technology companies, such as Sun, Adaptec, Brocade, Cicso, IBM, Intel and McData could enter this market with competitive InfiniBand products. If we are not successful, for competitive or other reasons, in achieving market penetration with our InfiniBand products, we may not be able to recover our investment in pursuing this market.

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

        We may pursue acquisitions that could provide new technologies or products. In January 2002, we completed a strategic transaction with Troika Networks pursuant to which we acquired an exclusive license to Troika's Path Command Plus software and manufacturing and distribution rights to its Zentai family of Fibre Channel host bus adapters. We may not be able to achieve the anticipated benefits of this transaction if the technology and products we acquired do not achieve market acceptance or if Troika fails to complete its development obligations under the transaction agreements. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, the incurrence of debt, or amortization expenses related to intangible assets.

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

        Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our Emerald ASIC wafers, and Siliconware USA Inc. performs assembly, packaging and testing of our ASICs so that we purchase and receive only finished product. Sanmina-SCI Corporation in Rapid City, South Dakota, SMS Technologies, Inc. in San Diego, California, and Corlund Electronics in Tustin, California perform substantially all assembly operations for our host bus adapters and host channel adapter modules. We currently have two versions of our host channel adapter product. For each version of our host channel adapter product, we have a sole manufacturer that provides us with the ASIC. We have no firm long-term commitments from any of these companies to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

        Currently, our ASIC products are manufactured by TSMC which is located in Asia, and we may expand our manufacturing, assembly and testing activities abroad. Accordingly, we are subject to risks inherent in international operations, which include:

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

        Export sales accounted for 25% of our net revenues during the nine months ended September 30, 2002, 32% of our net revenues in 2001, 23% of our net revenues in 2000, and 17% of our net revenues in 1999. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

  •
  unauthorized disclosure of confidential information;

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
10.29	Offer letter between Russell Stern and JNI Corporation dated September 6, 2002
10.30	Severance and Change of Control Agreement between Russell Stern and JNI Corporation dated September 8, 2002
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer
(b)
Reports on Form 8-K

        None.

(1)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JNI CORPORATION
Date: November 12, 2002	By:	/s/ RUSSELL STERN Russell Stern President, Chief Executive Officer and Director (Principal Executive Officer)
Date: November 12, 2002		/s/ PAUL KIM Paul Kim Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Russell Stern, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of JNI Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002
/s/ RUSSELL STERN Russell Stern, Chief Executive Officer and President

I, Paul Kim, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of JNI Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

/s/ PAUL KIM Paul Kim, Chief Financial Officer

EXHIBIT INDEX

(a)
Exhibits

3.1(1)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
10.29	Offer letter between Russell Stern and JNI Corporation dated September 6, 2002
10.30	Severance and Change of Control Agreement between Russell Stern and JNI Corporation dated September 8, 2002
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer
(b)
Reports on Form 8-K

        None.

(1)
Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No. 333-86501).

QuickLinks

TABLE OF CONTENTS
  PART I — FINANCIAL INFORMATION
  Item 1. Financial Statements
JNI Corporation BALANCE SHEETS (In thousands, except share and per share data)
JNI Corporation STATEMENTS OF OPERATIONS (In thousands, except share and per share data) (unaudited)
JNI Corporation STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
JNI Corporation NOTES TO FINANCIAL STATEMENTS (In thousands, except share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II — OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX