Form 10-K
period 2002-12-31
JNI CORP
filed 2003-03-28
CIK 1094087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                             TO

Commission file number 0-27755

JNI Corporation
(Name of Registrant as Specified in its Charter)

Delaware	33-0740004
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10945 Vista Sorrento Parkway San Diego, California	92130
(Address of Principal Executive Offices)	(Zip Code)

(858) 523-7000
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☒   NO  ☐

As of June 28, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $92,779,855 based on the closing price of the Company’s Common Stock on the Nasdaq National Market on June 28, 2002 of $3.50 per share.

As of February 28, 2003, 26,590,864 shares of registrant’s Common Stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

Overview

We are a leading designer and supplier of Fibre Channel enterprise storage connectivity products that connect servers and data storage devices. We currently design, market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. Our Fibre Channel products operate with most major server operating systems and network configurations used in SANs. Our Fibre Channel host bus adapters incorporate our proprietary ASIC technology and can be used both with Unix-based and PC-based server platforms and their associated interfaces. Our software drivers enable the integration of our host bus adapters into heterogeneous environments and ensure interoperability between different sets of platforms and servers. We also offer a line of InfiniBand products for server-to-server connectivity that are designed to operate with Windows 2000, Linux and Solaris.

We have leveraged our success in the market for SAN connectivity products in high-end Sun Solaris operating environments to build a reputation for quality that has enabled us to obtain certifications from leading storage and server original equipment manufacturers, or OEMs, including EMC, Hewlett-Packard, Hitachi Data Systems, IBM, Network Appliance, StorageTek and Sun Microsystems.  We also maintain strategic relationships with industry leaders, including Brocade, LSI Storage-Metastor, McData, Mellanox Technologies, Oracle, TopSpin and VERITAS Software.  Additionally, we have distributor agreements in place with key distributors of our products, including Acal Electronics, Bell Micro, GE Access and Tidal Wire.

Investors wishing to obtain more information may access our annual, quarterly and other reports and information with the SEC.  Investors can read and copy any information we have filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.  We also maintain an Internet site (www.jni.com) that contains documents as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Background

Server to Storage Connectivity

The volume of business-critical data generated, processed, stored and manipulated has grown dramatically over the last decade, and managing the increase in data is one of the most important challenges for organizations.  Traditionally, enterprises accessed stored networked data using a server-centric architecture known as direct attached storage. In this architecture, a single server controls access to each storage device, and stored data is only available to applications running on the server directly connected to the storage device. For enterprises that rely on large networks, this creates a bottleneck that can degrade network performance, drain server processing power, complicate network management and increase costs.  To address these issues, large enterprises in recent years have deployed emerging networked storage architectures, including storage area networks, or SANs, to access, share and manage data storage. The rapid adoption of SANs was made possible by the emergence of the Fibre Channel interconnect protocol.

Fibre Channel is a computer communications protocol designed to meet the many requirements related to the increasing demand for high performance information transfer.  As a result of its broad range of features, many industry analysts consider Fibre Channel to be the most reliable and scalable communications technology available today for high speed transmissions of blocks of data. Because Fibre Channel technology is so effective in handling data block transmissions, it can be implemented in a wide variety of applications, including enterprise resource planning, digital video transmission and editing and data warehousing.  To date, Fibre Channel technology has been most widely accepted and deployed in SANs, but a number of next generation technologies are currently under development, including iSCSI, that are expect to provide new alternatives for server to storage connectivity that have the potential to expand the adoption  and flexibility of SANs.

A SAN is a dedicated network of interconnected servers and data storage devices enabling data sharing at gigabit speeds.  The overall Fibre Channel SAN components market is expected to grow from $1.87 billion in 2002 to $6.7 billion by 2006, a 37.6% CAGR, according to a Gartner, Inc. study published in June 2002. The worldwide Fibre Channel HBA revenue is expected to grow from $613 million in 2002 to $1.2 billion in 2006, a 18.6% CAGR, according to an International Data Corporation study published in May 2002. SANs provide an open, scalable platform for storage access in data intensive environments.  The SAN environment complements the ongoing advancements in local area network technologies by extending the benefits of improved performance and capabilities from the client local area network to servers and storage.

Server to Server Connectivity

Today, enterprises deploying large networks and managing dramatically increasing volumes of networked stored data are beginning to face costly bottlenecks created by the limitations of the standard server bus architecture, peripheral component interconnect, or PCI.  The bus serves as the interface between the central processing unit and the connected peripheral devices.  The PCI bus was introduced in 1992 and has seen only one major upgrade since introduction.  In the same time, processing speeds and network bandwidths have increased dramatically.  As a result, the PCI bus limits a processor’s ability to push and retrieve data to external devices quickly.  Similarly, the PCI bus limits the ability of the processor to connect to multiple remote devices because all peripherals must be plugged into the same bus and share a single communication path to memory and the processor.  Thus, only one device can communicate at a time, which limits access to the processor.

To address these issues, many leading computer and technology companies are collaborating to form an open standards approach to connect servers with remote storage, networking devices and other servers, as well as for use inside servers for interprocessor communications.  The first result of this collaboration is the InfiniBand Architecture that was released in 2000.  InfiniBand is an open, serial technology capable of being implemented across either optical fiber or copper cabling.  It offers bandwidths substantially greater than the standard PCI bus as well as improved flexibility and scalability.  InfiniBand is a point-to-point architecture in which each communication link extends between only two devices which have full and exclusive access to the communication path.  In addition, it is a switched fabric architecture in which a communication path can be extended through the network using switches that increase bandwidth and reliability by creating multiple paths between devices.

In the same way that Fibre Channel enabled the removal of storage from the server and the creation of storage area networks, InfiniBand has the potential to separate the server’s central processing unit from the PCI bus to create server area networks.  InfiniBand connectivity devices can currently allow processors to communicate at speeds of up to 10 Gb with other processors, remote storage and network devices without using the PCI bus.  InfiniBand provides for the scalable expansion of processing independent of storage connectivity through a lower cost processing unit with improved density and reduced latency.

Products

Our current significant products include a suite of Fibre Channel host bus adapters and a line of InfiniBand connectivity modules. We are one of only two major independent manufacturers that derive the majority of revenue from Fibre Channel host bus adapters.

Fibre Channel Host Bus Adapters

We design, manufacture and sell a suite of Fibre Channel host bus adapters, management software and related device driver software. A host bus adapter is an electronic circuit card that fits standard sockets on motherboards for servers, workstations, disk arrays and other SAN devices and enables high-speed data transfer within the SAN.  Communication between the host bus adapter and the operating system is regulated by device driver software that is included with the host bus adapter. The device driver software also provides a high-reliability data path from a user’s application to a storage device across a SAN. Working in conjunction with our device driver software, our host bus adapters work with all SAN topologies, interoperate with all major operating systems and can be used with the PCI, PCI-X, cPCI and SBus interfaces. Our host bus adapters are widely deployed in demanding SAN environments by Global 1000 enterprises.

We offer Fibre Channel host bus adapters at a variety of price, performance and feature sets. Our FibreStar products incorporate our proprietary Emerald ASICs. Our Emerald ASICs were the first Fibre Channel controllers to operate at a 2 Gb rate.  They incorporate an efficient, proprietary data flow architecture and a high performance embedded processor that enables a highly integrated Fibre Channel subsystem design that delivers full Fibre Channel bandwidth.  We also sell the Emerald ASICs separately to OEMs for products such as SAN controllers for disk arrays, tape libraries, switches and other SAN devices.

The FibreStar line of products is designed with high performance, cut-through architecture, low CPU utilization, a highly efficient physical layer design and a modular software structure.  Our PC Server DriverSuite is a single, integrated software driver platform that enables our FibreStar host bus adapters to operate under all major PC server operating systems, including Microsoft Windows 2003 and Windows 2000. The Unix DriverSuite complements the PC Server DriverSuite and is designed to allow FibreStar host bus adapters to operate under nearly all Unix server operating systems, including Solaris, Linux, Hewlett-Packard HP-UX and IBM AIX.   We also offer our EZ Fibre management software with our host bus adapters to simplify the installation and configuration of host bus adapters in SANs and to provide diagnostic and monitoring information to SAN administrators.

InfiniBand Products

HCA Modules.  A host channel adapter (HCA) is an interface that resides within a server and communicates directly with the server’s memory and processor as well as with the InfiniBand network fabric.  When placed on a printed circuit board card similar to a host bus adapter, it is referred to as an HCA module under the naming guidelines set forth by the InfiniBand Architecture specification.  An HCA module guarantees delivery of data, performs advance memory access and can recover from transmission errors.  Our HCA products combine Mellanox Technologies’ InfiniBridge 10 Gb ASIC with our driver software technology.  The dual-port IBX-4x02 achieves 10 Gb data link speeds in each direction for each 4x port. In full duplex mode, the result is a total of 40 Gb speed per HCA module. Our HCA IBX-4x02 was the first high performance 10 Gb InfiniBand HCA module to be delivered to market.

Strategic Relationships

We intend to continue working closely with leaders in the storage, networking and computing industries to develop new and enhanced connectivity products. We believe that establishing strategic relationships with technology partners is essential to ensure that we continue to develop competitive products that integrate well with solutions from other leading participants in the SAN and InfiniBand markets.  We have created the JNI SAN partners program, helping us form strategic relationships and industry alliances with leading technology companies. In addition to many of our OEMs, members of our partners program include Brocade, LSI Storage-Metastor, McData, Mellanox Technologies, Oracle, TopSpin and VERITAS Software.

Research and Development

Our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements and emerging industry standards. We have made and plan to continue to make substantial investments in research and development and to participate in the development of industry standards. Our research and development expenses in the year ended December 31, 2002 were $21.1 million compared to $24.6 million in the year ended December 31, 2001.

We intend to focus our development efforts on Fibre Channel ASICs, host bus adapters and related software drivers and tools and on server-to-server connectivity technologies and products. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

At our principal offices in San Diego, we have established the JNI system integration lab, or SIL, to provide comprehensive functional and system level integration/interoperability testing between our connectivity products and various computer platforms and network environments. To facilitate expanded market penetration of our products and technology, our integration test methodologies and software are continually evolving as we strive to deliver best in class testing capabilities that we can offer to major SAN suppliers and OEMs. We conduct functionality testing at our SIL in formal, repeatable processes using documented product specifications and features to verify the operation of both our hardware and our software. The overall goal is to ensure enterprise class performance and interoperability in real world deployments.

Selling and Marketing

We sell principally to OEMs and distributors who market and sell our products to system integrators, value-added resellers and end-users. We principally target OEMs and distributors in the United States, Europe and Asia who resell our products as a part of complete SAN solutions to end-users. Our selling and marketing strategy will continue to focus on the development of the SAN connectivity market. We have continued expanding internationally by partnering with additional OEMs and distributors who have a strong international presence and are capable of selling and installing complex SAN solutions. Our outbound marketing efforts are focused on increasing awareness of our products and our JNI brand, promoting SAN-based solutions, and advocating industry-wide standards and interoperability.  Our marketing personnel also focus on identifying product features that meet the evolving needs of customers. Our selling and marketing organization includes field sales representatives, applications engineers, customer service personnel, product marketing, product management, marketing communications and inside sales personnel.

Customer Service and Support

We offer a wide range of standard support programs that includes telephone support 24 hours a day, seven days a week. Our customer service and support organization provides technical support to our OEM and systems integrator customers, enabling them to provide technical support to their end-users. We prepare our OEMs, systems integrator, and distribution channel customers for product launch and on-going support through comprehensive training programs. In addition, we employ field applications engineers for field support.

Manufacturing, Test and Assembly

We outsource the majority of our manufacturing.  We maintain quality assurance, supply chain management, manufacturing/test engineering, and finish assembly operations organizations at our headquarters facility in San Diego, California. This approach enables us to reduce fixed costs, provide flexibility in order fulfillment, and necessary support for our customers. Our contract manufacturers are ISO 9002 certified. We are planning to achieve 9000-2000 certification in 2003.

Taiwan Semiconductor Manufacturing Company fabricates our Emerald ASIC wafers in Asia. Sanmina-SCI Corporation in Rapid City, South Dakota, and Corlund Electronics in Tustin, California perform substantially all assembly operations for our adapter products.  Our contract manufacturers purchase the components of our products, and assemble them to our specifications. The contract manufacturers deliver the assembled products to us where we perform the final assembly, testing and packaging in our San Diego facility.  We will be introducing a new automated test system in 2003 that will allow the contract manufacturers to fully test and package the products.

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

We believe that the principal bases of competition in our target markets presently include reliability, interoperability, performance, time-to-market, customer service and price. We believe that we are competitive with respect to each of these factors. We also believe that we have a competitive strength in our relationship with Sun Microsystems and our reputation as the leading provider of host bus adapters for the Solaris environment. Some of our other competitive advantages include our early entry into Fibre Channel and InfiniBand technology, our workforce of highly experienced researchers and designers and our intellectual property.

Intellectual Property and Licenses

The intellectual property rights we have in our technology, which generally consist of ASIC designs, product designs, software and know-how associated with our product portfolio, principally arise from exclusive licenses and our own internal development efforts. We attempt to protect our technology through a combination of copyrights, patents, trade secret laws, trademarks and contractual obligations. There can be no assurance that our intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on our business, financial condition or operating results. We have recently initiated the process for obtaining patent protection on some of our intellectual property rights, but we may not be able to obtain such protection. The lack of patent protection may make it more difficult for us to prevent other parties from developing or using technology substantially similar to ours. Our software products are protected by copyright laws, and we have several common law trademarks.

We may need to initiate litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially harm our business. We may receive in the future notice of infringement claims of other parties’ proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that such assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause delays in the development and release of our products, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could materially harm our business.

Backlog

At December 31, 2002, backlog for our products was approximately $1.9 million, substantially all of which is scheduled for delivery to customers during the quarter ending March 31, 2003, compared to backlog of approximately $3.3 million at December 31, 2001, substantially all of which was scheduled for delivery to customers during the quarter ended March 31, 2002.  Typically, our OEM customers forecast expected purchases on a three to six month rolling basis, as compared to distributor customers which order as required with minimal order fulfillment time. All orders are subject to cancellation or delay by the customers with limited or no penalty. Therefore, our backlog is not necessarily indicative of actual sales for any succeeding period.

Employees

As of December 31, 2002, we had 163 employees, including 21 in administration, 31 in sales and marketing, 83 in engineering and 28 in operations. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Factors That May Affect Future Performance

Risks relating to our business

We may not be able to achieve and maintain profitability on a consistent basis.

We have experienced net losses for several consecutive quarters, and we are likely to continue to experience net losses during 2003.  If we are not able to penetrate new market segments, we will likely not realize sufficient revenues in future periods to achieve and maintain profitability. In addition, because of the competition in and the evolving nature of the enterprise data connectivity markets, achieving and sustaining profitability may be extremely challenging.

We intend to make changes to our business to respond to adverse market developments, and those changes may not positively affect our revenues or operating results.

We are in a process of continuing business transition necessitated by changes in our markets.  The market for Fibre Channel products has reached a relatively mature state in which the rate of adoption of new technologies has slowed.  As a result, we believe there will be fewer opportunities for us to increase market share through introduction of new generations of Fibre Channel products.  To respond to this transition in our markets, we are evaluating various approaches to improving our operating results and market position.  As part of this evaluation, we are investigating our options to maximize the strategic value of our assets, personnel and intellectual property in our ASICs operations.  This evaluation may result in a material change in the operation of our ASICs business, and we cannot assure you that such a change will have a positive effect on our business.  Actions related to our ASICs operations or otherwise that management undertakes to reverse our declining market share and to improve our operations could cause disruption in our business or result in charges or expenses that could have adverse effects on our operating results or financial condition.

Because we depend on a small number of OEM and distribution channel customers for a significant portion of our revenues in each period, the loss of any of these customers, the failure to obtain certifications or any cancellation or delay of a large purchase by any of these customers could significantly reduce our net revenues.

Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues.  For the year ended December 31, 2002, Hitachi Data Systems accounted for 22% of our net revenues, Acal Electronics accounted for 10% of our net revenues and Info X, Inc. accounted for 10% of our net revenues.  A significant portion of the products sold to the distributors was utilized by our OEM customers.  We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

Before we can sell our products to an OEM, either directly or through its associated distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our products. In addition, because none of our customers is contractually obligated to purchase any fixed amount of products from us in the future, they may stop placing orders with us at any time, regardless of any forecast they may have previously provided. If any of our large customers stops or delays purchases, our revenues and operating results would be adversely affected. We cannot be certain that we will retain our current OEM or distribution channel customers or that we will be able to recruit additional or replacement customers. As is common in the technology industry, our agreements with OEMs and distribution channel customers typically are non-exclusive, contain no minimum purchase requirements and often may be terminated by either party with limited or no notice and without cause. Moreover, many of our OEM and distribution channel customers utilize or carry competing product lines. If we were to suddenly lose one or more important OEM or distribution channel customers to a competitor, our business, operating results or financial condition could suffer. Furthermore, some of our OEM customers could develop products internally that would replace our products. The resulting reduction in sales of our products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on our business.

If we do not develop, market and sell host bus adapters that interoperate with operating systems other than the Sun Solaris operating system, we may not be able to achieve profitability.

We have derived a substantial majority of our historical revenues from sales of host bus adapters that include software designed to work with the Sun Microsystems Solaris operating system. To increase our revenues and grow our business we must maintain our leading position in Solaris environments and build market share with our newer products that interoperate with other operating systems. These products have not obtained market penetration comparable to what we have achieved in the Solaris environment, and our ability to increase market share is subject to the risks inherent in the commercialization of new products. In particular, competition in the market for non-Solaris Fibre Channel host bus adapters is fierce, and it will be challenging to displace incumbent suppliers such as Emulex and Qlogic to expand our market share.  We may not be successful in marketing and selling the new products we develop, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for host bus adapters compatible with operating systems other than the Solaris operating system would impair our growth and harm our operating results.

Because a significant portion of our products is designed to work with servers from Sun Microsystems, Inc., our business could suffer if demand for Sun servers does not increase or if we are unable to adapt quickly to changes in the market for such equipment.

Our host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products’ interoperability with the Sun Solaris operating system. If the demand for Sun’s servers, and particularly its high-end servers, does not expand, our revenues and operating results may suffer.

Because a significant portion of our host bus adapters is integrated with storage devices manufactured by a limited number of storage companies, our future revenue growth depends on our ability to obtain OEM certifications for the new and existing products of these manufacturers and on the increased demand for such products.

We believe that the majority of our products are used to form connections to storage arrays manufactured by EMC, Hitachi Data Systems, Network Appliance, Storagetek or Sun Microsystems.  To a material extent, our future revenue growth depends upon the continued acceptance of and increased demand for the storage products offered by these vendors.  To maintain and expand our position with these vendors, we must continue to provide high quality, early-to-market, high performance host bus adapters at competitive prices.  Even if we are able to meet the demands of these vendors, it is possible that they will develop or acquire products or technologies that make our products uncompetitive.  Further, these vendors may form alliances with other industry participants or competitive suppliers of host bus adapters that could adversely impact the demand for our products.  In addition, if we are unable to timely obtain OEM certifications for new storage products offered by these vendors, they could make arrangements with competing host bus adapter manufacturers that would make our products less competitive for both existing and new storage arrays.  If  we are unable to maintain or expand our relationships with EMC, Hitachi Data Systems, Network Appliance, Storagetek or Sun Microsystems, our revenues may suffer.

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

As the Fibre Channel market continues to mature, the commoditization of the Fibre Channel market favors larger organizations such as our current and potential competitors in the Fibre Channel market, including Emulex Corporation, QLogic Corporation, Agilent Technologies, Inc., Hewlett-Packard and LSI Logic.  These companies all have substantially greater financial, marketing and distribution resources than we have. Our primary competitors, Emulex and QLogic, have entered the Sun Solaris segment of the Fibre Channel market, which is the primary market for our Fibre Channel products.  We may also face competition from new entrants to the Fibre Channel market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Our Fibre Channel products may also compete at the end-user level with other current or future technology alternatives. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems typically do not interoperate with our products, customers that invest in these systems will be less likely to purchase our products. Because most of our current products are based on Fibre Channel, unless we are able to develop products based on other emerging connectivity technologies, our business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from such technologies.   To the extent that we develop products based on other standards, such as our InfiniBand products, we will face competition in the markets for such products that may come from larger technology companies such as Emulex, IBM, Qlogic and Sun.   If we are not successful, for competitive or other reasons, in achieving market penetration with our InfiniBand or other potential products, we may not be able to recover our investment in pursuing new markets.

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

The growth of the market for our current Fibre Channel products depends upon the continued deployment of Fibre Channel technology in SANs. Accordingly, increasing rates of deployment of Fibre Channel-based SANs is crucial to our future revenue growth. If this market does not expand at the rate we anticipate, our revenues and operating results will suffer.

Our future success will depend to a certain extent upon our ability to develop new products as well as receive a return on investments in new products based upon new technologies.

In addition to our Fibre Channel-based products, we offer host channel adapter modules based on the InfiniBand Architecture standard.  The InfiniBand standard, like all new standards, is subject to market and research and development transitions with major OEM customers.  To date, we have announced one OEM design win for InfiniBand with Network Appliance, and the success or failure of this relationship and Network Appliance’s success with its Infiniband product will have a material effect on our ability to expand our InfiniBand business.  We currently intend to continue to make research and development investments to developing InfiniBand products.  In recent periods, several key industry participants have withdrawn support for InfiniBand or terminated their efforts to support InfiniBand, which increases the risks associated with our investment in InfiniBand technology.  In addition, Mellanox is currently the only significant supplier of integrated circuits that implement InfiniBand technology, and we cannot assure you that they will continue to supply such integrated circuits to us on reasonable terms or at all.  The absence of multiple integrated circuit suppliers for the InfiniBand market may deter customers from deploying InfiniBand technology due to concerns over the long term viability of the market.  Although 10 Gigabit Ethernet for server to server connectivity will likely not be commercially deployed until at least 2005, InfiniBand will eventually compete with 10 Gigabit Ethernet, which is a standard that has considerably more industry support than InfiniBand. There is no assurance that InifinBand will ever achieve greater acceptance in the market, and if the market for InfiniBand does not materialize as anticipated, our investment in InfiniBand may not result in any material benefits to our business.

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

•                                          charges and expenses associated with restructuring our operations;

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

We expect that we will continue to experience downward pricing pressure on our products. We anticipate that the average selling prices of each of our products will decrease over time in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, introductions of competing technological solutions or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

Our product cycles may be short, and from time to time we may need to write off excess and obsolete inventory.

In the rapidly changing technology environment in which we operate, product cycles tend to be short. However, we must have sufficient quantities of our products available to satisfy our customers’ demands. Accordingly, we order significant quantities of our products from our manufacturers prior to receiving customer orders. Although we expect to sell the inventory within a short period of time, products may remain in inventory for extended periods and may become obsolete because of the passage of time and the introduction of new products. For example, as we introduce successive generations of ASICs, we may experience excess inventory of host bus adapters that incorporate the prior generation of ASICs. In these situations, we would be required to write off obsolete inventory, which could have a material adverse effect on our results of operations.

We may engage in future acquisitions of complementary businesses, products or technologies that dilute our stockholders’ equity or cause us to incur debt or assume contingent liabilities.

We may pursue acquisitions that could provide new technologies or products. Future acquisitions may involve the use of significant amounts of cash, potentially dilutive issuances of equity or equity-linked securities, the incurrence of debt, or amortization expenses related to intangible assets.  We may not realize the expected benefits of any acquisition we complete, which could result in impairment or other charges similar to those we incurred as a result of our acquisition of products and technology from Troika Networks in January 2002.

In addition, acquisitions involve numerous risks, including:

•                                          difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

•                                          the diversion of management’s attention from other business concerns;

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

We rely on third-party suppliers for components that are used in our products, and we have experienced delays and difficulty in securing components in the past.  In times of shortage, we have been required to pay, and may in the future be required to pay, substantial premiums for components, which could adversely affect our gross margins. Key components that we use in our products may, from time to time, only be available from single sources.  Any interruption in our supply of key components, whether due to shortage or financial difficulties faced by our suppliers, could render us unable to sell and deliver our products due to a lack of components and potentially require us to redesign products to incorporate alternative components, which could materially adversely affect our business.  The components we use for our products are based on advanced technology and may not be available with the performance characteristics or in the quantities that we require.  For each version of our host channel adapter product, we have a sole supplier that provides us with the ASIC, and we do not believe that a comparable ASIC is available. In addition, because the third party components we use for our products are complex, they may contain errors or defects that are not discovered until after our products are installed in end-user SANs.  Any such errors or defects discovered by our customers could harm our reputation and cause us to lose customers.

Because we rely on third parties, and in some cases, a sole manufacturer, for substantially all of our manufacturing and assembly, failures by these third parties to provide products of sufficient quality and quantity could cause us to delay product shipments, which could result in delayed or lost revenues or customer dissatisfaction.

Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our ASIC wafers. Sanmina-SCI Corporation in Rapid City, South Dakota, and Corlund Electronics in Tustin, California

perform substantially all assembly operations for our host bus adapters and host channel adapter modules.  The contract electronics manufacturing industry, which includes Sanmina-SCI and Corlund, has experienced substantial disruption as a result of the current economic downturn, which increases the risks associated with our reliance on these manufacturers. We have no firm long-term commitments from any of these companies to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

Our reliance on TSMC for fabrication of our ASIC wafers involves particular risks. The semiconductor industry is highly cyclical and, in the past, foundry capacity has been very limited at times and may become limited in the future. Our dependence on TSMC increases our exposure to this cyclicality and to possible shortages of key components, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. If TSMC or any of our other third-party manufacturers experiences delays, disruptions, earthquakes, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

Further, our business would be harmed if we fail to effectively manage the assembly of our products. Because we place orders with our manufacturers based on our forecasts of expected demand for our products, if we inaccurately forecast demand, we may be unable to obtain adequate manufacturing capacity or adequate quantities of components to meet our customers’ delivery requirements, or we may accumulate excess inventories.

We may in the future need to find new contract manufacturers to address either our changing needs or the changing circumstances of our current contract manufacturers. We may not be able to find contract manufacturers that meet our needs, and even if we do, qualifying a new contract manufacturer and commencing volume production is expensive and has inherent risks. If we are required or elect to change contract manufacturers, we may lose revenues, quality may be negatively impacted and our customer relationships may suffer.

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

In recent years, there has been significant litigation in the United States and in foreign countries involving patents and other intellectual property rights.  We may become party to litigation in the future as a result of an alleged infringement of others’ intellectual property.  From time to time, we receive inquiries from other companies concerning whether we used their proprietary information.  Any claims that we improperly use another party’s proprietary information or that we infringe another party’s intellectual property, with or without merit, could adversely affect or delay sales of our products that use the technology in question, result in costly and time-consuming litigation, divert our technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing arrangements, any of which would adversely affect our business.  It also is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our products or technology.  These or other claims may require us to stop using the challenged intellectual property or to enter into royalty or licensing agreements.  We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms.  If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business could be materially adversely affected.

Our export sales subject us to risks that could adversely affect our business.

Export sales accounted for 24% of our net revenues in 2002, 30% of our net revenues in 2001 and 23% of our net revenues in 2000. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

The stock market in general, and the stock prices of technology-based companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future as well. Factors which could have a significant impact on the market price of our common stock include, but are not limited to, the following:

•                                          quarterly variations in operating results and cash flows;

•                                          announcements of new products by us or our competitors;

•                                          changes in management;

•                                          the gain or loss of significant customers;

•                                          changes in analysts’ earnings estimates;

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

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. In this regard, we and certain of our officers and directors have been named as defendants in securities class action lawsuits filed in the United States District Court for the Southern District of California and the United States District Court for the Southern District of New York. Such lawsuits allege that we and certain of our officers and directors made misrepresentations and omissions in violation of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and sections 11, 12(a)(2) and 15 of the Securities Act of 1933. As a result of the Southern District of California lawsuits, a derivative case has been filed in California alleging that certain of our officers and directors breached their fiduciary duties to the Company in connection with the events alleged in the class action lawsuits. The complaints generally seek compensatory damages, costs and attorney’s fees in an unspecified amount. Such litigation could result in substantial costs to us and a diversion of our management’s attention and resources. While we believe that the lawsuits are without legal merit and intend to defend them vigorously, because the lawsuits are at an early stage, it is not possible to predict whether we will incur any material liability in connection with such lawsuits.

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

Item 2.  Properties

We lease approximately 85,329 square feet in San Diego, California as our corporate headquarters, for product development and test laboratories, for manufacturing operations, and for administrative, engineering, marketing and sales offices. The term of the lease expires March 31, 2011.  We lease approximately 19,727 square feet in Fremont, California primarily for our ASICs team under a lease that expires in May 2005.  We believe that our current facilities will be adequate to meet our needs until at least the end of 2003.

As of December 31, 2002, we were committed to a five year lease for a building adjacent to our current corporate headquarters.    In February 2003, we entered into various agreements with our landlord and a third party who agreed to lease the building adjacent to our current corporate headquarters whereby we terminated our lease for this building and are completely absolved of any further liability.  See Note 10, “Loss on Lease Commitments” in the Notes to Financial Statements for further discussion.

Item 3.  Legal Proceedings

Legal Proceedings

In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and January 24, 2001.  Thereafter, five additional and virtually identical lawsuits have been filed.  The most recent of these lawsuits allege claims on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and March 28, 2001 (the “Class Period”). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934.  The Company has retained counsel to defend these cases.  On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases.  The court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint.  The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company’s secondary public offering in October 2000.  On April 29, 2002, the Company filed a motion to dismiss  and a motion to strike the first consolidated and amended complaint.  Since July 1, 2002, the motions have been under submission with the Court for decision.  The Company believes that these cases are without merit and intends to defend the cases vigorously.

In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit alleges that during the Class Period, the present and former members of the Company’s board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the plaintiff alleges that the present and former members of the Company’s board breached their fiduciary duties to the Company.  The alleged stockholder filed the lawsuit without first making a demand upon the board of directors.  The Company has retained counsel to defend this case.  On February 1, 2002, the Court sustained the Company’s demurrer to the plaintiff’s complaint with leave to amend.  On March 8, 2002, the plaintiff filed a first amended complaint.  On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002.  On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint.  On April 29, 2002, the plaintiff filed a second amended complaint.  On May 31, 2002, the Company filed a demurrer to the second amended complaint.  On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff.  On June 21, 2002, the Court sustained the Company’s demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company.  The Court, however, granted Huang’s motion to intervene and ordered Huang to file a complaint in intervention.

Huang filed a complaint in intervention on July 5, 2002.  On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Grosset action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action, which is currently scheduled for hearing on May 9, 2003.

On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset.  The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001.  These additional allegations relate to the Company’s May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K.  On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Bemanian action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action, which is currently scheduled for hearing on May 9, 2003.

On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York.  The lawsuit also names as defendants the underwriters on the Company’s initial public offering and secondary offering.  The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public offerings.  This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.  The complaint in this case was served on the Company on June 20, 2002.  On November 1, 2002, the court heard argument on motions to dismiss all of the IPO laddering cases.  On February 19, 2003, the court issued an order on the motion to dismiss the IPO laddering cases.  As to the Company, the motion was denied and as to its present and former officers and directors who were also named as defendants, the motion was denied in part and granted in part with two former officers being dismissed from the case.  The Company believes that this case lacks merit and intends to defend the case vigorously.

In addition to the above matters, the Company is involved in certain other legal proceedings, including various employee related lawsuits, which are generally incidental to its normal business activities.  The Company cannot make an estimate of the potential loss from these legal proceedings.  However, the Company believes that these cases lack merit and intends to defend the cases vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock, $0.001 par value per share, has traded on The Nasdaq National Market under the symbol “JNIC” since October 27, 1999. The following table sets forth the high and low sale prices for the Common Stock as reported by the Nasdaq National Market for the periods indicated:

	High	Low

Year ended December 31, 2001

First Quarter	$31.41	$7.19

Second Quarter	$18.48	$5.75

Third Quarter	$14.50	$5.08

Fourth Quarter	$11.40	$5.66

Year ended December 31, 2002

First Quarter	$9.74	$6.41

Second Quarter	$7.20	$2.75

Third Quarter	$3.64	$2.20

Fourth Quarter	$3.41	$2.05

As of February 28, 2003, there were 26,590,864 shares of common stock outstanding held by approximately 157 holders of record.  The Company has never declared or paid cash dividends on its common stock.  The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Disclosure on securities authorized for issuance under equity compensation plans is set forth in Item 12 of this report.

Item 6.  Selected Financial Data

The selected financial data as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 have been derived from the Company’s audited financial statements included elsewhere in this report.  The selected financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from audited financial statements for the Company not included herein.  The selected financial data set forth below is qualified in its entirety by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data )
Statement of Operations Data:
Net revenues	$38,362	$75,263	$103,181	$40,171	$12,189
Cost of revenues	25,399	39,321	42,050	15,402	5,361
Gross margin	12,963	35,942	61,131	24,769	6,828
Operating expenses:
Research and development	21,125	24,564	18,918	11,951	2,919
Selling and marketing	11,832	15,993	12,323	4,806	1,526
General and administrative	8,731	9,063	7,938	3,476	1,698
Loss on lease commitment	6,991	—	—	—	—
Amortization of intangible assets	—	4,688	5,359	1,506	47
Amortization of stock-based compensation	166	433	623	842	35
Total operating expenses	48,845	54,741	45,161	22,581	6,225
Operating income (loss)	(35,882)	(18,799)	15,970	2,188	603
Interest income	2,822	5,056	2,953	352	—
Interest expense	—	—	—	(455)	(265)
Other income (expense), net	(1,584)	(5)	(45)	—	—
Income (loss) before income taxes	(34,644)	(13,748)	18,878	2,085	338
Income tax provision (benefit)	—	—	4,622	(673)	27
Net income (loss)	$(34,644)	$(13,748)	$14,256	$2,758	$311
Earnings (loss) per common share:
Basic	$(1.30)	$(0.51)	$0.61	$0.64	$0.74
Diluted	$(1.30)	$(0.51)	$0.53	$0.12	$0.02
Number of shares used in per share computations:
Basic	26,563	26,938	23,541	4,285	420
Diluted	26,563	26,938	27,009	23,789	17,977
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$102,680	$118,022	$116,445	$44,829	$—
Working capital	80,617	96,970	142,446	49,346	(1,830)
Total assets	122,081	152,147	178,094	72,825	7,814
Long-term obligations	368	531	—	119	—
Due to affiliate	—	—	—	—	3,061
Stockholders’ equity	106,119	141,004	156,689	65,222	1,173

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for the historical information contained herein, the discussions in this Report on Form 10-K in general may contain certain forward-looking statements. In addition, when used in this Form 10-K, the words “anticipates,” “in the opinion,” “believes,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in “Risk Factors” set forth herein. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to “JNI,” the “Company,” “we,” “our” and “us” refer to JNI Corporation.

Overview

We are a leading designer and supplier of Fibre Channel enterprise storage connectivity products that connect servers and data storage devices. We currently design, market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. Our Fibre Channel products operate with most major server operating systems and network configurations used in SANs. Our Fibre Channel host bus adapters incorporate our proprietary ASIC technology and can be used both with Unix-based and PC-based server platforms and their associated interfaces. Our software drivers enable the integration of our host bus adapters into heterogeneous environments and ensure interoperability between different sets of platforms and servers. We also offer a line of InfiniBand products for server-to-server connectivity that are designed to operate with Windows 2000, Linux and Solaris.  As of December 31, 2002, we had a total of 163 employees compared to 219 employees as of December 31, 2001.

Revenues are comprised principally of sales of our host bus adapter products and host channel adapter module products.  To a lesser extent, revenues also include sales of our ASICs and fees received from our ASIC development agreements.

Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components,  final assembly costs, manufacturing and quality-related costs, inventory management costs, warranty and support costs and material expediting charges. Also included in cost of revenues in 2002 are amortization and impairment charges for licensed technology acquired in connection with the purchase of the exclusive license to Troika Networks’ Fibre Channel software and hardware products.  We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, and new product introductions both by us and our competitors.  We reserve for warranty claims at the time of sale based on historical experience.

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

General and administrative expenses include salaries and related expenses for personnel engaged in finance, human resources, insurance, information technology, administrative activities and legal and accounting fees.

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

Amortization of stock-based compensation relates to deferred compensation recorded in connection with the grant of stock options to employees in all operating expense categories where the option exercise price was less than the fair value of the underlying shares of common stock as determined for financial reporting purposes.  The amortization of stock-based compensation was completed during the year ended December 31, 2002.

Application of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, commitments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•                  Revenue recognition;

•                  inventory valuation and related reserves;

•                  valuation of licensed technology;

•                  accounting for the estimated loss on our lease commitments;

•                  valuation of investment;

•                  allowance for doubtful accounts;

•                  litigation; and

•                  accounting for income taxes.

Revenue recognition. We sell our products domestically and internationally primarily to OEM customers and distributors who resell our products to system integrators, value added resellers and  end-users. Our significant customers include leading storage solution providers, server OEMs and storage OEMs.

We recognize revenue from product sales upon shipment except for sales to distributor customers that have contractual rights of return. Revenue from sales to distributors that have contractual rights of return is recognized when these distributors ship our products to their end-user customers based on reports that we receive from such distributors. Allowances for estimated sales returns are provided at the time revenue is recognized. We reserve for uncollectible accounts and product returns based on our historical experience and expected future returns related to products shipped. Revenue from our long-term ASIC development agreements is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

For all sales, we use either a binding purchase order or signed agreement as evidence of an arrangement. Sales through our distributors and major OEMs are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

Our products sold are generally covered by a warranty of one to five years for our adapter products and a one year warranty for our ASICs. We accrue a warranty reserve for the estimated costs to provide warranty services.  Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions.  To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross margin.

Inventory valuation and related reserves. Inventories are valued at the lower of cost or market on a first-in, first-out basis. We use a standard cost system for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. We write down or reserve for estimated obsolete or excess inventory based upon assumptions about future demand and market conditions. We compare current inventory levels on a product basis to our current sales forecast in order to assess our inventory reserve balance. Our sales forecasts are based on economic conditions and trends (both current and projected), anticipated customer demand and acceptance of our products, current products, expected future products, expected future selling prices and various other assumptions.  If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

During the second quarter of 2001, we recorded an excess inventory charge of $7.7 million based on the anticipated demand for our 1 gigabit products. We increased our 1 gigabit products and associated component inventory levels during the fourth quarter of 2000 in anticipation of continued strong sales momentum for these products which did not materialize. Additionally, information technology spending continued to slow down also contributing to the excess inventory charge.   Notwithstanding our judgment in 2001 regarding lack of future demand for our 1 gigabit products, the migration from one gigabit to two gigabit products was much slower than we initially anticipated, and demand for our 1 gigabit products continued in 2002. We determined in the first quarter of 2002 that simple modifications to the host bus adapters previously considered excess inventory would make them saleable product.  In the year ended December 31, 2002, the value of the converted boards sold with a zero cost basis totaled $1.4 million, favorably impacting margins.  Any future judgments regarding the demand for products in inventory could result in similar unanticipated subsequent effects due to changes in technology or customer demands.

Valuation of licensed technology. Acquisitions of intangible assets require us to make determinations about the value and recoverability of those assets that involve estimates and judgments.  In connection with our purchase of an exclusive license from Troika, we recorded a long-term intangible asset of $7.3 million for the licensed technology we acquired.  We based our determination of valuation on a report provided by an independent third-party valuation firm.  We concluded that the timing of the projected revenue stream associated with the licensed technology is uncertain, and therefore in the second quarter of 2002 we began recording the amortization on a straight-line basis over the asset’s estimated remaining useful life.

Additionally, we assess the impairment of our long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  An impairment charge is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset.  An impairment charge would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment.  Any resulting impairment charge could have an adverse impact on our results of operations.

During the fourth quarter of 2002, we noted indicators that the carrying value of our licensed technology may not be recoverable and performed an impairment review.  The impairment review was performed pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” because of factors such as lower sales of products incorporating the licensed technology in 2002 compared to the original projections, revisions in future revenue forecasts and changing market conditions, including products provided by our competitors.  As a result of these factors, the projected future revenue and cash flows for these products were revised downward.  Therefore, we evaluated the recoverability of our licensed technology and recorded an impairment charge of $5.5 million to cost of revenues during the quarter ended December 31, 2002 based on the amount by which the carrying value of the asset exceeded its fair value.  Subsequent to the impairment charge, the remaining net book value of our licensed technology totaled $600,000 as of December 31, 2002 and is being amortized to cost of revenues on a straight-line basis over an estimated remaining useful life of four years.

In assessing the recoverability of our licensed technology, we must make assumptions regarding estimated future cash flows, estimated future revenues and other factors, including future selling prices, total available market and our estimated market share.  If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges for our licensed technology not previously recorded.

Accounting for the estimated loss on our lease commitments. As of December 31, 2002, we were committed to a lease for a building adjacent to our current corporate headquarters that ran through June 2007 with aggregate lease payments due from us of $8.8 million.   We never occupied the building.  In February 2003, we entered into various agreements with our landlord and a third party who agreed to lease the building adjacent to our current corporate headquarters whereby we terminated our lease for this building and are completely absolved of any further liability.  During the year ended December 31, 2002, we accrued total charges of $5.0 million for terminating this lease based on the contractual terms of the agreements.

Additionally, we are committed to a lease for our current corporate headquarters in San Diego, California that runs through March 2011 and includes 85,329 square feet on four floors.  During the fourth quarter of 2002, we consolidated our entire operations at our corporate headquarters to three floors and vacated the fourth floor.  We do not intend to re-occupy this fourth floor space and are actively seeking a tenant to sub-lease this space.  As of December 31, 2002, we have been unable to secure a tenant to sub-lease this space.  We recorded an estimated loss on our lease commitment totaling $2.0 million for vacating this space in the fourth quarter of 2002.  In determining this estimated loss for our lease commitment, we made various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances, abandoned leasehold improvements and commission payments, that involve estimates and judgments.  In formulating our assumptions, we took into account current and projected real estate market conditions.  Additionally, we did not use a discount rate for purposes of calculating our estimated loss.  If our estimates and related assumptions change in the future, we may be required to revise our estimated loss on our lease commitment.  If any revisions to our estimated loss are necessary, then an additional loss or a benefit will be recorded.

Valuation of investment.  We hold a minority preferred stock investment in a privately held InfiniBand semiconductor developer whose value is difficult to determine.  As a result, we are required to record an impairment charge when we believe our investment has experienced a decline that is other than temporary.  The determination that a decline is other than temporary is subjective and influenced by many factors.  When assessing an investment in a private company for an other than temporary decline in value, we consider such factors as the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets and its business plan, the investee’s revenue and cost trends, the liquidity and cash position, including its cash burn rate.  We also consider quoted market prices of public companies in the industry in which the investee operates as well as overall market conditions.  We evaluated these factors, and we recorded a $1.4 million impairment charge in our preferred stock investment during the fourth quarter of 2002.  As of December 31, 2002, the carrying value of our preferred stock investment totaled $600,000 which represents our estimated fair value.  This impairment charge is included in other expenses in our statement of operations.  Future adverse changes in market conditions or poor operating results of an investee could result in losses or an inability to recover the carrying value of an investment, thereby possibly requiring additional impairment charges.

Allowance for doubtful accounts.  We regularly analyze our customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in a customer’s overall financial condition, we record a specific provision for uncollectible accounts to reduce the related receivable to the amount that is estimated to be collectible. We also record and maintain a provision for doubtful accounts for customers based on a variety of factors including our historical experience, the length of time the receivable has been outstanding and the financial condition of the customer. If there were a deterioration in the financial condition of our customers, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our results from operations.

Litigation. We are currently involved in certain legal proceedings. We estimate the range of liability related to pending litigation where the amount and range of loss can be estimated. We record our estimate of a loss when the loss is considered probable. Where a liability is probable and there is a range of estimated loss, we record the minimum estimated liability related to the claim. As additional information becomes available, we assess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations.

Accounting for income taxes. Judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our income tax provision is based on calculations and assumptions that may be subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcomes of these examinations in determining the adequacy of our provision for income taxes. Should the actual results differ from our estimates, we would have to adjust the income tax provision in the period in which the facts that give rise to the revision become known. Tax law and rate changes are reflected in the income tax provision in the period in which such changes are enacted. We have recorded a full valuation allowance on our net deferred tax assets as of December 31, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and research and development tax credits, before they expire.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Years Ended December 31, 2002 and 2001

Net revenues. Net revenues decreased $36.9 million, or 49.0%, to $38.4 million in the year ended December 31, 2002 from $75.3 million in the year ended December 31, 2001.  The decrease was due to a decline in sales of our SBus host bus adapter products and a decrease in sales of our ASICs and fees received under ASIC development agreements partially offset by an increase in sales of our PCI host bus adapter products and our InfiniBand host channel adapter products.  The overall decrease in net revenues for the year ended December 31, 2002 is primarily the result of a decrease in overall unit sales of our SBus products.  Additionally, the shift in demand from our SBus products to our PCI products which have lower average selling prices than SBus products also contributed to the decrease in net revenues. The demand for our SBus products has continued to decline as Sun Microsystems has released new midrange and high-end server products that do not include the SBus interface.

As our customers migrate from one-gigabit to two-gigabit Fibre Channel host bus adapter products, we have experienced a significant increase in revenues from our two-gigabit products for the year ended December 31, 2002 compared to the same period in the prior year that has partially offset the significant decline in revenues from our one-gigabit products.  Sales of our two-gigabit products increased by $11.4 million for the year ended December 31, 2002 compared to the year ended December 31, 2001.  Revenues from the sale of our two-gigabit products represented 33.8% and 2.1% of total net revenues for the years ended December 31, 2002 and 2001, respectively.  Sales to customers outside of the United States accounted for 24% and 30% of net revenues for the years ended December 31, 2002 and 2001, respectively.

Gross margin. Gross margin decreased $22.9 million, or 63.9%, to $13.0 million in the year ended December 31, 2002 from $35.9 million in the year ended December 31, 2001. Gross margin as a percentage of net revenues decreased to 33.8% during the year ended December 31, 2002 from 47.8% during the year ended December 31, 2001. Gross margin for 2002 includes a  $5.5 million impairment charge recorded in the fourth quarter on our licensed technology, and gross margin for 2001 includes a $7.7 million charge recorded for excess inventory in the second quarter.  Excluding the $5.5 million impairment charge in 2002 and the $7.7 million excess inventory charge in 2001, gross margin as a percentage of net revenues decreased to 48.0% during the year ended December 31, 2002 from 58.0% during the year ended December 31, 2001.

Excluding the $5.5 million impairment charge in 2002 and the $7.7 million excess inventory charge in 2001, the decrease in gross margin percentage is primarily due to increased sales of our PCI host bus adapter products which have lower gross margins than our SBus host bus adapter products coupled with a decrease in the average selling price for our SBus host bus adapter products and the allocation of fixed manufacturing costs over a lower revenue base.  Gross margins for the year ended December 31, 2002 were also affected unfavorably by amortization costs associated with our licensed technology and additional costs incurred on an ASIC development agreement partially offset by the favorable impact from the sale of boards for which we previously recorded a charge for excess inventory.  Total amortization costs related to our licensed technology recorded to cost of sales in the year ended December 31, 2002 totaled $1.2 million.  Due to the impairment charge taken with respect to the licensed technology, total amortization costs in future periods related to this technology will be materially lower than in 2002.  During the second quarter of 2002, we revised our estimated costs at completion for an ASIC development agreement which will result in reduced margins on the project.  The change in estimate was recorded as a cumulative catch-up adjustment in the second quarter of 2002 amounting to a $277,000 charge to cost of sales.

Research and development. Research and development expenses decreased $3.5 million, or 14.0%, to $21.1 million for the year ended December 31, 2002 from $24.6 million for the year ended December 31, 2001. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from headcount reductions in the first and third quarters of 2002, decreased consulting expenses, lower lab equipment and supply costs, and a decline in non-recurring engineering expenses partially offset by increased depreciation expense. Additionally, the decrease was due to lower recruiting costs and travel expenses partially offset by increased equipment leasing costs.  Research and development expenses as a percentage of net revenues increased significantly for the year ended December 31, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

Selling and marketing.  Selling and marketing expenses decreased $4.2 million, or 26.0%, to $11.8 million for the year ended December 31, 2002 from $16.0 million for the year ended December 31, 2001. The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from headcount reductions in the first and third quarters of 2002 and a decrease in travel expenses. Additionally, the decrease was due to a lower allocation of corporate facility costs, lower recruiting costs, reduced promotional costs, decreased consulting expenses and decreased public relations expenses, as we continued to manage various discretionary costs.  To a lesser extent, a decrease in advertising and expenses associated with sales and marketing incentives also contributed to the decrease in selling and marketing expenses. Selling and marketing expenses as a percentage of net revenues increased significantly for the year ended December 31, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

General and administrative. General and administrative expenses decreased $332,000, or 3.7%, to $8.7 million for the year ended December 31, 2002 from $9.1 million for the year ended December 31, 2001. The decrease was primarily due to lower personnel costs due to headcount reductions in the first and third quarters of 2002 partially offset by an increase in consulting costs. Additionally, an insurance refund and a decrease in investor relations costs also contributed to the decrease in general and administrative expenses.  General and administrative expenses as a percentage of net revenues increased significantly for the year ended December 31, 2002 from the comparable period in 2001 primarily due to the decrease in revenues.

Interest income. Interest income decreased $2.3 million, or 44.2%, to $2.8 million for the year ended December 31, 2002 from $5.1 million for the year ended December 31, 2001. The decrease in interest income is primarily due to the decrease in interest rates over the past year and to a lesser extent due to a decrease in the average cash and marketable securities balance during the year ended December 31, 2002 compared to the same period in 2001.

Other income (expense). Other income (expense) was an expense of $1.6 million for the year ended December 31, 2002.  The expense was primarily due to a $1.4 million write down in our preferred stock investment and a $336,000 loss on the settlement of a loan partially offset by $206,000 in net realized gains on investments.  In the fourth quarter of 2002, we concluded that our preferred stock investment had experienced a decline that is other than temporary and recorded a $1.4 million impairment charge to write down our investment to its estimated fair value.  In the second quarter of 2002, we incurred a $336,000 loss related to the settlement of an outstanding loan with a former executive of the Company.  Pursuant to the settlement, we received 200,000 common shares of Company stock previously pledged by the former executive as security for an outstanding loan and accrued interest in the amount of $1.26 million.  We recorded the 200,000 common shares into treasury stock at their fair market value of $924,000 and the loan was deemed repaid.

Income tax provision. We recognized an income tax provision of $0 during the years ended December 31, 2002 and 2001 as a result of the taxable loss during the fiscal years 2002 and 2001.  The difference between our effective tax rate of 0% and the statutory tax rate is primarily a result of the net change in the deferred tax asset valuation allowance.  We recorded a valuation allowance on our net deferred tax assets as of December 31, 2002 and 2001 because of uncertainty regarding their realizability.

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

We recognized an income tax benefit of $673,000 in the year ended December 31, 1999 due primarily to the utilization of net operating loss carryforwards and the release of a deferred tax asset valuation allowance.  The valuation allowance was released during the second quarter of 1999 based on management’s determination at the time that our ability to realize such a benefit was more likely than not. This determination was based on our historical operating results, which included the fourth consecutive quarter of pre-tax net income (before non-deductible stock-based compensation), and anticipated future operating results.  Excluding the effect for the release of the valuation allowance, the tax rate for 1999 would have been approximately 35%.

Liquidity and Capital Resources

During the year ended December 31, 2002, cash used in operating activities was $4.9 million, compared to $12.7 million and $4.8 million of cash provided by operating activities during the years ended December 31, 2001 and 2000, respectively.  The cash used in operations during the year ended December 31, 2002 reflects a net loss before depreciation, amortization, impairment and other non-cash charges of approximately $20.0 million and a $1.2 million decrease in deferred revenue, other liabilities and other assets partially offset by a $4.9 million decrease in accounts receivable, a $5.7 million decrease in inventories, and a $5.8 million increase in accrued liabilities and accounts payable.

Net cash provided by investing activities was $3.7 million in the year ended December 31, 2002 and consisted of proceeds from the sale of marketable securities of $17.5 million which was used for the purchase of licensed technology and services from Troika for $7.5 million, $2.0 million for the purchase of a preferred stock investment in a privately held InfiniBand semiconductor developer and $8.0 million for the funding of our current operations offset by capital expenditures of $1.3 million and purchases of marketable securities available for sale of $3.0 million.  Net cash used in investing activities was $9.5 million in the year ended December 31, 2001 and consisted of capital expenditures of $8.7 million and purchases of marketable securities available for sale of $9.9 million partially offset by the proceeds from the sale of marketable securities of $9.1 million.  Net cash used in investing activities was $79.2 million in the year ended December 31, 2000 and consisted of capital expenditures and purchases of marketable securities available for sale.  The capital expenditures primarily reflect our investment in computer and lab equipment to build out our system integration lab as well as investment in software development tools and equipment for our engineering operations and the development of testing stations.  Capital expenditures decreased $7.4 million, or 85.1%, to $1.3 million for the year ended December 31, 2002 from $8.7 million for the year ended December 31, 2001. This decrease is primarily due to costs associated with our corporate headquarters and completion of our engineering and systems integration labs in 2001.

Net cash provided by financing activities was $561,000 in the year ended December 31, 2002, which consisted of net proceeds of $694,000 from the issuance of common stock, consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan offset by $133,000 in principle payments made on our capital leases.  Net cash used in financing activities was $2.8 million in the year ended December 31, 2001, which consisted of a treasury stock repurchase of $5.1 million or 900,000 shares of our common shares offset by the net proceeds of $2.3 million from the issuance of common stock consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan.  Net cash provided by financing activities was $73.3 million in the year ended December 31, 2000, which resulted primarily from the net proceeds from our second public offering in October 2000.  In addition, the proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan also provided cash from financing activities in 2000.

We had $102.7 million of cash and cash equivalents and investments and $80.6 million of working capital at December 31, 2002.  We believe that our cash and investments position will be sufficient to meet our working capital needs at least through the next 12 months.

At December 31, 2002, our outstanding commitments included (in thousands):

Payments due by period

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases(a)	$32,193	$5,022	$9,673	$7,987	$9,511
Capital leases(a)	664	280	384	—	—
Purchase commitments for inventory(a)	2,747	2,747	—	—	—
Total	$35,604	$8,049	$10,057	$7,987	$9,511

(a)          For information regarding commitments, including operating and capital leases and inventory purchase commitments, at December 31, 2002, reference Note 8, “Commitments” in the Notes to Financial Statements.

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

In January 2003, we announced that we are investigating strategic options to optimize the value and market responsiveness of our ASIC assets.  As of February 28, 2003, we have not concluded our investigation.

On March 20, 2003, the Board of Directors authorized the Company to repurchase up to $10 million of its outstanding common stock in open market and private transactions over a twelve-month period ending March 20, 2004.  The timing and price of stock purchases will be made at the discretion of management.

Our intent is to move our corporate headquarters by the end of 2003.  We would like to secure office space that is less expensive than our current office space and which would also allow us to expand our job applicant pool to Orange County, California in addition to San Diego County, California.  Before such a move, we would need to find a tenant to lease our current corporate headquarters.  If we find a new tenant for this space and are able to eliminate our current lease obligation for our corporate headquarters, we may incur an additional loss on our lease commitment and may need to expend some of our cash and investments which could have an adverse impact on our financial condition and results of operations.  We have made no commitments to date with respect to the possible relocation of our corporate headquarters.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 — Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to have a material effect on the Company’s results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements. The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its operating results and financial position.

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

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2002.

Item 8.  Financial Statements and Supplementary Data

See the Index to Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

Directors.  The following sets forth, for the current directors, information concerning their age and background.

Name	Position With JNI	Age	Director Since

John Bolger	Director	56	1999

Leon (Bud) Edney	Director	68	2002

Tom St. Dennis	Director	49	2001

Russell Stern	President, Chief Executive Officer and Director	47	2002

John C. Stiska	Chairman of the Board of Directors	61	2000

Sylvia Summers Dubrevil	Director	50	2001

Peter van Cuylenburg	Director	55	2002

Howard Wiener	Director	72	2002

John Bolger has served as a director of JNI since October 1999. Mr. Bolger is a retired Vice President of Finance and Administration of Cisco Systems, Inc., a manufacturer of computer networking systems which is publicly held. Mr. Bolger is currently a private investor and serves as a director of Integrated Device Technology, Inc., Wind River Systems, Inc., Mission West Properties, Inc. and Sanmina-

SCI Corporation, all public companies.  Mr. Bolger earned a B.A. from the University of Massachusetts and an M.B.A. from Harvard University, and he is a certified public accountant.

Leon (Bud) Edney has served as a director of JNI since September 2002. He is a retired admiral from the United States Navy and currently serves as an independent consultant in the defense industry and as a director for several privately held companies and non profit associations.  Since retirement, he served as Vice President of Naval Systems for Loral Corporation and was the first occupant of the Distinguised Leadership Chair at the United States Naval Academy from 1997 to 1999.  Admiral Edney was a 1970-1971 White House Fellow, former Vice Chief of Naval Operations and retired from the United States Navy as Commander in Chief United States Atlantic Command in 1992.  He received a degree in engineering from the United States Naval Academy and a Master’s Degree in Public Administration from Harvard University.

Tom St. Dennis has served as a director of JNI since June 2001. Since September 1999, Mr. St. Dennis has served as President and Chief Executive Officer of Wind River Systems, Inc., a public software company. Before joining Wind River, from September 1992 to September 1999, he served in a variety of senior management positions at Applied Materials, Inc., a public semiconductor equipment manufacturer, most recently as Group Vice President and President of one of the product business groups. Mr. St. Dennis received an M.S. and B.S. in physics at the University of California, Los Angeles.

Russell Stern joined JNI as President and Chief Executive Officer in September 2002.  From July 2001 to September 2002, Mr. Stern served as Chief Operating Officer of Quantum/ATL, a subsidiary of Quantum Corporation, a public disk, tape and tape automation company.  From July 2000 to June 2001, Mr. Stern was President and Chief Executive Officer of Escrow.com, a privately held software and financial services company.  From December 1994 to October 1999, Mr. Stern served in senior management positions at Western Digital, a public disk drive manufacturer, most recently as the Co-Chief Operating Officer.  Mr. Stern earned a B.S. in electrical engineering technology from the Rochester Institute of Technology.

John C. Stiska has served Chairman of the Board of Directors of JNI since September 2002.  He has served as a director of JNI since May 2000.  From May 2002 to September 2002, Mr. Stiska served as JNI’s Interim Chief Executive Officer.  Mr. Stiska is Chairman of Commercial Bridge Capital, LLC, a secured bridge loan fund, and served as Of Counsel to the law firm of Latham & Watkins from July 1998 through June 2000.  From February 1996 to February 1998, Mr. Stiska served as corporate Senior Vice President of QUALCOMM Incorporated, and as General Manager of QUALCOMM’s Technology Applications Group.  Prior to joining QUALCOMM, Mr. Stiska was Chairman and Chief Executive Officer of Triton Group from 1993 to 1996.  Mr. Stiska currently serves on the Board of Directors for Venture Holdings, LLC as well as several privately held companies.  Mr. Stiska earned a B.A. in accounting and a J.D. from the University of Wisconsin.

Sylvia Summers Dubrevil has served as a director of JNI since July 2001.  In March 2003, Ms. Summers Dubrevil joined Advanced Micro Devices, a public semiconductor manufacturer, as Vice President and General Manager of the Embedded Business Unit.  From September 2001 to February 2002, she served as President and Chief Executive Officer of Silvan Networks, a private telecom company.  From January 2000 to August 2001, she was a Group Vice President at Cisco Systems, Inc., a manufacturer of computer networking systems which is publicly held.  From May 1997 to June 1999, she served as Vice President and General Manager of a division at StorageTek, a public storage products company.  She currently serves on the Board of Directors for Riverstone Networks, a publicly traded provider of metropolitan area networking solutions.  Ms. Summers Dubrevil received an M.B.A. from Thomson CSF in France, an M.S.E.E. from the University of California, Berkeley, and a B.S.E.E. from Ecole Polytecnique Feminine in France.

Peter van Cuylenburg has served as a director of JNI since May 2002.  Dr. van Cuylenburg is currently an independent consultant and serves as a director for QAD, Inc., a publicly traded enterprise resource planning software company as well as for several privately held companies.  He served as Chief Operating Office of InterTrust Technologies Corporation and advisor to its Chairman from October 1999 to December 2000.  From September 1996 to October 1999, he served as President of Quantum DSSG, a publicly traded data storage manufacturer.  Dr. van Cuylenburg received a Diploma in Electrical Engineering from Bristol Polytechnic, England and was awarded an honorary Doctorate of Technology by Bristol Polytechnic in 1992.

Howard Wiener has served as a director of JNI since September 2002.  He is a retired Justice of the California Court of Appeal and has served as a mediator, arbitrator and private judge for dispute resolution since 1994.  Justice Wiener earned an A.B. in philosophy from Brown University, an L.L.B. from Harvard Law School and received a Masters of Law degree in the judicial process from the University of Virginia Law School.

Executive Officers and Key Employees

The executive officers and key employees of JNI and their ages as of March 24, 2003 are as follows:

Name	Age	Position
Executive Officers
Russell Stern	47	President, Chief Executive Officer and Director
Paul Kim	35	Chief Financial Officer

Key Employees
Philip Brotherton	42	Vice President, Marketing
Russell Krapf	55	Vice President, Business Development
Gordon Liechti	46	Vice President, Sales
Bradley Masters	44	Vice President, Engineering
Pradeep Patel	47	Vice President, ASIC Operations
Rick Sander	44	Vice President, Operations
Sassan Teymouri	45	Vice President, ASICs

Russell Stern joined JNI as President and Chief Executive Officer in September 2002.  Information regarding Mr. Stern's background is set forth above.

Paul Kim has served as Chief Financial Officer of JNI since September 2002.  From October 1999 to August 2002, he was Vice President, Finance and Corporate Controller of JNI.  Prior to joining JNI, he served as Vice President of Finance and Administration for Datafusion Inc., a privately held software development company, from January 1998 until October 1999.  From April 1996 to January 1998, he was the Corporate Controller for Interlink Computer Sciences, Inc., a public enterprise software company.  From January 1990 to April 1996, he worked for Coopers and Lybrand L.L.P., leaving as an audit manager.  Mr. Kim received a B.A. in economics from the University of California at Berkeley and is a Certified Public Accountant.

Key Employees

Philip Brotherton joined JNI as Vice President of Marketing in March 2003.  From January 2002 to March 2003, Mr. Brotherton served as a marketing consultant for various high technology companies.  From December 1999 to December 2001, he served as Vice President of Marketing for Acta Technology, a private enterprise software company.  From October 1990 to November 1999, he served in a variety of marketing and engineering positions, most recently as Senior Director of Marketing for the Communications Infrastructure Operation at Hewlett Packard, a publicly traded company.  Mr. Brotherton received a BSME from the University of California, Santa Barbara and an M.B.A. from the University of California, Berkeley.

Russell Krapf joined JNI as Vice President of Business Development in November 2002. Prior to joining JNI, from January 2000 through October 2002, Mr. Krapf was President and Chief Executive Officer for Keen Personal Media, a privately held developer of personal video recorder hardware and software products which was spun off from Western Digital.  From September 1997 through January 2000, Mr. Krapf served in senior management positions, most recently as Vice President of Business Development, for Western Digital, a public disk drive manufacturer.  Mr. Krapf earned a B.S. in Engineering Sciences from Florida State University and an M.B.A. from Boston University.

Gordon Liechti has served as Vice President, Sales since October 2001.  Prior to joining JNI, from August 2000 to August 2001, he served as Director of OEM sales at TROIKA Networks, a privately held company specializing in clustering and high availability software. From January 1999 to April 2000, he was the Vice President of Worldwide Sales at Storm Systems, a privately held enterprise software company. From August 1997 to December 1998, he was the Vice President of Sales and Business Development at Creative Design Solutions, a privately held network attached storage company.  From February 1996 to August 1997, he was an OEM Sales Manager at Veritas Software Corporation, a public enterprise software company. Mr. Liechti holds a B.A. in business administration and finance from Spring Arbor College, Michigan.

Bradley Masters joined JNI as Vice President of Engineering in December 2002. Prior to joining JNI, from June 2000 through November 2002, Mr. Masters was Senior Vice President of Engineering and Operations for Keen Personal Media, a privately held developer of personal video recorder hardware and software products which was spun off from Western Digital.  From October 1983 through June 2000, Mr. Masters served in a variety of engineering positions, most recently as Vice President of Audio and Video Product Development, for Western Digital, a public disk drive manufacturer.  Mr. Masters earned a B.S. in Electronics Engineering from Cal Poly Pomona.

Pradeep Patel has served as Vice President, ASIC Operations since October 2001. From January 1999 to September 2001, Mr. Patel was the Director of ASIC Operations at JNI.  From March 1997 to December 1998, he served as Director of Operations of Initio Corporation, a privately held developer and marketer of commercial input/output products based on proprietary ASICs.  From 1984 to 1996, Mr. Patel served in a variety of management positions at Advanced Micro Devices, a public semiconductor company, most recently as a Senior Manager of Corporate Quality and Reliability. Mr. Patel received a BSEE degree from SP University in India.

Richard Sander has served as Vice President of Operations since September 2001.  From January 2000 to September of 2001, Mr. Sander served as Vice President of Operations for a division of Maxwell Technology, a public manufacturer of electronic components and power and computing systems. From April 1997 until January 2000, Mr. Sander served as Director of Operations for Cymer, a publicly traded supplier of lasers used in the manufacture of semiconductors. Mr. Sander earned a B.S. in Engineering from Oregon State University and an M.B.A. from San Diego State University.

Sassan Teymouri has served as Vice President, ASICs since September 2002.  From July 2001 to September 2002, Mr. Teymouri was Vice President, Engineering of JNI.  From January 1999 to June 2001, Mr. Teymouri was Vice President, ASIC Engineering at JNI.   From September 1996 to October 1998, Mr. Teymouri was President and Chief Executive Officer of Initio Corporation, a privately held developer and marketer of commercial input/output products based on proprietary ASICs.  From May 1992 through September 1996, Mr. Teymouri was the General Manager for the RAID group of Adaptec, Inc., a public corporation.  Also, during his employment at Adaptec, Mr. Teymouri served as an Engineering Director of Enterprise Computing Networks. Mr. Teymouri received BSEE and MSEE degrees from the University of Michigan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires JNI’s executive officers, directors and persons who beneficially own more than 10% of JNI’s common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”).  Such persons are required by SEC regulations to furnish JNI with copies of all Section 16(a) forms filed by such person.

Based solely on JNI’s review of such forms furnished to JNI and written representations from certain reporting persons, JNI believes that all filing requirements applicable to JNI’s executive officers, directors and more than 10% stockholders were complied with.

Item 11.  Executive Compensation

The following table sets forth information concerning the compensation of each person who served as Chief Executive Officer during 2002, the one other most highly compensated executive officer and the other executive officer who would have been included among the four other most highly compensated executive officers had she continued to serve as an executive officer through 2002, during the fiscal years ended December 31, 2000, 2001 and 2002.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year		Salary			Other Annual Compensation
Russell Stern	2002	(1)	$94,231	$125,000	(2)	$8,853	(3)
President and Chief Executive Officer

Paul Kim	2002	(4)	174,231	—		11,532	(5)
Chief Financial Officer	2001		—	—		—
	2000		—	—		—
Former Officers:

John Stiska	2002	(6)	$127,885	$—		$1,386	(7)
Former Interim Chief Executive Officer

Neal Waddington	2002	(8)	164,206	—		98,495	(9)
Former President and Chief Executive Officer	2001		350,000	157,000		278,354	(10)
	2000	(11)	20,192	118,813	(12)	138	(13)

Gloria Purdy	2002	(14)	215,770	—		$39,279	(15)
Former Chief Financial Officer	2001		224,199	58,000		5,192	(16)
	2000		193,061	87,790		82,411	(17)

(1)                                  Mr. Stern joined JNI Corporation in September 2002, and the amounts shown above reflect only compensation actually earned in 2002.

(2)                                  Includes $125,000 paid to Mr. Stern as a hiring bonus.

(3)                                  Includes $4,038 paid as a matching contribution to Mr. Stern’s 401(k) account, $315 paid for group term life insurance and $4,500 paid as an auto allowance.

(4)                                  Mr. Kim was appointed as JNI’s Chief Financial Officer on September 6, 2002.  He was not an executive officer prior to 2002, therefore, there are no amounts shown above for 2000 and 2001.

(5)                                  Includes $8,712 paid as a matching contribution to Mr. Kim’s 401(k) account, $417 paid for group term life insurance and $2,403 paid for executive benefits.

(6)                                  Mr. Stiska served as JNI’s Interim Chief Executive Officer from May 20, 2002 to September 27, 2002, and the amounts shown above reflect only compensation actually earned in 2002.

(7)                                  Includes $1,386 paid on behalf of Mr. Stiska for group term life insurance.

(8)                                  Mr. Waddington resigned from his position on May 17, 2002, and the amounts shown above reflect only compensation actually earned in 2002.

(9)                                  Includes $96,000 received pursuant to a loan agreement between JNI and Mr. Waddington (for more information regarding this loan agreement, see “Certain Relationships and Related Transactions”), $1,419 paid for group term life insurance and $1,076 paid for executive benefits.

(10)                            Includes $250,000 of principal and $25,000 in accrued interest forgiven by JNI on January 9, 2002 pursuant to a loan agreement between JNI and Mr. Waddington (for more information regarding this loan agreement, see “Certain Relationships and Related Transactions”) and $3,354 paid for group term life insurance.

(11)                            Mr. Waddington joined JNI in November 2000, and the amounts shown above reflect only compensation actually earned in 2000.

(12)                            Includes $100,000 paid to Mr. Waddington as a hiring bonus.

(13)                            Includes $138 paid on behalf of Mr. Waddington for group term life insurance.

(14)                            Ms. Purdy resigned from her position on September 6, 2002, and the amounts shown above reflect only compensation actually earned in 2002.

(15)                            Includes $10,000 paid as a matching contribution to Ms. Purdy’s 401(k) account, $2,526 paid for group term life insurance and $26,753 paid for executive benefits.

(16)                            Includes $3,769 paid as a matching contribution to Ms. Purdy’s 401(k) account and $1,423 paid for group term life insurance.

(17)                            Includes $77,391 paid to Ms. Purdy for relocation expenses, $3,825 paid as a matching contribution to Ms. Purdy’s 401(k) account and $1,195 paid for group term life insurance.

Stock Options Granted in Fiscal 2002

The following table provides the specified information concerning grants of options to purchase JNI’s common stock made during the fiscal year ended December 31, 2002, to the persons named in the Summary Compensation Table.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Shares Underlying Options Granted (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share (3)	Expiration Date	5%	10%

Russell Stern	350,000	13.2%	$2.59	9/6/2012	$570,093	$1,444,728
Paul Kim	27,800	1.1%	7.32	1/31/2012	127,978	324,320
Neal Waddington	155,000	5.9%	7.32	1/31/2012	713,544	1,808,260
John Stiska	50,000	1.9%	5.37	5/20/2012	168,858	427,920
John Stiska	10,000	0.4%	5.08	5/22/2012	31,948	80,962
Gloria Purdy	57,600	2.2%	7.32	1/31/2012	265,162	671,973
Gloria Purdy	50,000	1.9%	5.37	5/20/2012	168,858	427,920

(1)                                  Potential gains are net of exercise price, but before taxes associated with exercise.  These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules.  Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period.  The amounts reflected in this table may not necessarily be achieved.

(2)                                  In September 2002, JNI’s Board of Directors enacted a voluntary stock option exchange program for its employees.  Under the program, JNI employees were given the opportunity to cancel stock options granted to them between March 10, 1999 and September  27, 2002 in exchange for new options to be granted in the future, on a date more than six months after the date of cancellation of the original options.  Mr. Kim was not an executive officer at the time of the program, and he elected to participate in the program.  On September 30, 2002, Mr. Kim voluntarily cancelled 125,800 options he had previously been granted, which included the 27,800 options granted in 2002.  On March 31, 2003, he will be granted 131,400 options which represent options to replace the cancelled options.  The exercise price of the new options will be at the fair market value of JNI’s common stock on that date.  A portion of the new options will be partially vested when granted based upon his length of service with the Company with the unvested portion vesting over three years.

As of December 31, 2002, the 155,000 options granted to Mr. Waddington were no longer outstanding as they were canceled effective on his date of resignation of May 17, 2002.

(3)                                  All options were granted at fair market value on the date of grant.

Option Exercises and Fiscal 2002 Year-End Values

The following table provides the specified information concerning exercises of options to purchase JNI’s common stock in the fiscal year ended December 31, 2002, and unexercised options held as of that date, by the persons named in the Summary Compensation Table.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Values

			Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Russell Stern	0	0	0	350,000	$0	$63,000
Paul Kim	0	0	0	0	0	0
Former Officers:
Neal Waddington	0	0	0	0	0	0
John Stiska	0	0	66,895	24,105	0	0
Gloria Purdy	0	0	233,333	139,267	0	0

(1)                                  Based on a fair market value of $2.77, the closing price of JNI’s common stock on December 31, 2002, as reported by the Nasdaq National Market.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

JNI has entered into a Severance and Change of Control Agreement with Russell Stern.  In the event that Mr. Stern is terminated without cause or he resigns within one year of a change in control of JNI, he will receive as a severance payment eighteen (18) months of his then current total compensation, and all of his unvested, outstanding options to purchase shares of stock in JNI will immediately vest.  JNI has entered into a Severance and Change of Control Agreement with Paul Kim.  In the event that Mr. Kim is terminated without cause or he resigns within one year of a change in control of JNI, he will receive as a severance payment twelve (12) months of his then current total compensation, and all of his unvested, outstanding options to purchase shares of stock in JNI will immediately vest.  Additionally, JNI has entered into a Twelve-Month Retention Agreement with Mr. Kim.  In the event that Mr. Kim is terminated without cause during the severance period from September 1, 2002 to August 31, 2003 and he is not eligible to receive the severance benefits described in his Severance and Change of Control Agreement, he will receive as a severance payment six (6) months of his then current total compensation.

Compensation of Directors

Members of the Board of Directors are compensated $20,000 annually for their services as directors of JNI.   In addition, JNI reimburses directors for other out-of-pocket expenses incurred in the performance of their duties as directors.  From time to time, directors who are not employees of JNI may receive options under the Company’s stock option plans as compensation for their services as directors.  Since fiscal 2001, JNI’s existing non-employee directors received an initial stock option grant of 30,000 shares of JNI common stock at an exercise price equaling the fair market value of such common stock on the date of grant and which fully vest four years from the date of grant.

JNI’s existing non-employee directors will also receive an annual stock option grant of 10,000 shares of JNI common stock at an exercise price equaling the fair market value of such common stock on the date of grant and which shall fully vest one year from the date of grant.

Beginning in October 2002, non-employee directors received cash compensation of $1,500 for attendance of each board meeting.  Additionally, non-employee directors received the following cash compensation for attendance of audit committee meetings, compensation committee meetings and corporate governance committee meetings:

Attendance of meeting in person (chairperson)	$1,500
Attendance of meeting in person (committee member)	$1,000
Attendance of meeting via telephone	$500

In fiscal 2002, JNI established a Special Litigation Committee (SLC) comprised of two non-employee directors to investigate the allegations in certain stockholder derivative lawsuits and to determine whether it is in the best interest of the Company to allow the cases to proceed.  The members of the SLC did not receive compensation similar to the other non-employee directors as discussed above.  Members of the SLC received an initial stock option grant of 10,000 shares of JNI common stock at an exercise price equaling the fair market value of such common stock on the date of grant and which vested 50% on the date of grant and an additional 50% at the time of the annual meeting of stockholders to be held in 2003.  Additionally, each member of the SLC received compensation at an hourly rate of $350 per hour for their services on the SLC during 2002.  Amounts paid to the two directors on the SLC totaled $8,575 and $12,425 for 2002.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee during fiscal 2002 were Mr. Stiska, Ms. Summers Dubrevil, Dr. van Cuylenburg and Dr. Wenaas.  Mr. Stiska was a member of the committee from January 1, 2002 until his appointment as Interim CEO in May 2002 and was then reappointed to the committee following his resignation as Interim CEO in October 2002, Ms. Summers Dubrevil was a member of the committee for the entire year, Dr. Wenaas was a member of the committee from January 1, 2002 until his resignation in September 2002, and Dr. van Cuylenburg was appointed in October 2002.  Except for Mr. Stiska, who served as JNI’s Interim Chief Executive Officer from May 2002 to September 2002, none of the current or past members of the Compensation Committee is currently, or has ever been at any time since JNI’s formation, one of JNI’s officers or employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about the Company’s equity compensation plans at December 31, 2002 was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance
Equity compensation plans approved by stockholders(a)	1,341,194	$6.44	2,512,606(c	)
Equity compensation plans not approved by stockholders(b)	542,564	3.48	1,954,906
Total	1,883,758	$5.59	4,467,512

(a)          Consists of the 1997 Stock Option Plan, the 1999 Stock Option Plan and the 1999 Employee Stock Purchase Plan.

(b)         Consists of the 2000 Stock Option Plan (see Note 5, “Benefit Plans” in the Notes to Financial Statements for a description of the plan).

(c)          Includes 139,642 remaining shares reserved for issuance under the 1999 Employee Stock Purchase Plan.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 24, 2003, certain information with respect to the beneficial ownership of JNI’s common stock by (i) each stockholder known by JNI to be the beneficial owner of more than 5% of JNI’s common stock, (ii) each director and director-nominee of JNI, (iii) each executive officer named in the Summary Compensation Table, and (iv) all directors and executive officers of JNI as a group.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (2)	Percent of Common Stock Outstanding(3)
5% or greater stockholders
Wellington Management Co LLP(4) 75 State Street Boston, MA 02109	2,677,000	10.1%
Lloyd I. Miller III(5) 4550 Gordon Drive Naples, FL 34102	2,473,826	9.3%
SACC Partners LP(6) 11150 Santa Monica Blvd, Suite 750 Los Angeles, CA 90025	1,438,423	5.4%
Directors
John Bolger(7)	37,791	*
Leon Edney(8)	5,000	*
Tom St. Dennis(9)	13,125	*
Russell Stern	0	*
John C. Stiska(10)	122,759	*
Sylvia Summers Dubrevil(11)	13,125	*
Peter van Cuylenburg(12)	17,500	*
Howard Wiener(13)	5,000	*

Executive Officers
Paul Kim(14)	71,900	*

Former Executive Officers
Neal Waddington	0	*
John Stiska	122,759	*
Gloria Purdy	291,904	1.1%
Directors and executive officers as a group (9 persons) (15)	286,200	1.1%

*                                         Less than 1%.

(1)                                  Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)                                  Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

(3)                                  Calculated on the basis of 26,590,864 shares of common stock outstanding as of February 28, 2003, except that shares of common stock underlying options exercisable within 60 days of February 28, 2003 are deemed outstanding for purposes of calculating that stockholder’s percentage beneficial ownership.

(4)                                  Based on Schedule 13G filed on January 10, 2003.

(5)                                  Based on Schedule 13D/A filed on March 21, 2003.

(6)                                  Based on Schedule 13G/A filed on February 7, 2003.

(7)                                  Includes 33,791 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(8)                                  Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(9)                                  Includes 13,125 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(10)                            Includes 69,478 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(11)                            Includes 13,125 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(12)                            Includes 17,500 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(13)                            Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(14)                            Includes 68,900 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

(15)                            See Notes 4 through 12.  Includes 225,919 shares issuable upon exercise of options exercisable within 60 days of February 28, 2003.

Item 13.  Certain Relationships and Related Transactions

Consulting Agreement with Non-Employee Director

Peter van Cuylenburg, a non-employee director of JNI, performed services for the Company over a three-month period pursuant to a consulting agreement.  As payment for his services, Dr. van Cuylenburg received cash compensation of $32,500.  Additionally, he received a stock option grant of 17,500 shares of JNI common stock at an exercise price equaling the fair market value of such common stock on the date of grant and which vested ratably over a three month period from the date of grant.  These options were valued at approximately $32,000 using the Black-Scholes option pricing model.

Loan to Former Chief Executive Officer

In connection with Mr. Waddington’s initial employment arrangement with JNI, on January 9, 2001, JNI entered into a loan agreement with him in the amount of $500,000 which bore interest at rate of 5%. On January 9, 2002 (the first anniversary date), the Company forgave $250,000 of principal and $25,000 in accrued interest in accordance with the terms of the loan agreement.  The total amount forgiven was recorded as compensation expense during the year ended December 31, 2001.  In the first quarter of 2002, Mr. Waddington executed a promissory note for $99,000 for payroll taxes which the Company paid on his behalf on January 9, 2002.  This promissory note was due by April 15, 2003 and bore interest at a 5% rate.

At the time of the his resignation on May 19, 2002, Mr. Waddington’s loan outstanding totaled $349,000 which consisted of $99,000 in payroll taxes due and $250,000 for the remaining portion of the loan which was entered into upon his hiring, plus accrued interest.  Upon his resignation from the Company, the outstanding loan became due and payable.  In September 2002, Mr. Waddington paid in full the $99,000 in payroll taxes due and $154,000 toward the remaining portion of the loan.  The $96,000 loan balance was deemed earned under California law based on the services provided by Mr. Waddington through his date of termination and recorded as compensation expense.  As of December 31, 2002, no amounts remain outstanding from Mr. Waddington.

Item 14.  Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within the 90 day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  The following documents are filed as part of this report:

1.                                       Financial Statements:

Report of Independent Accountants

Balance Sheets as of December 31, 2002 and 2001

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Financial Statements

2.                                       Financial Statement Schedules:

Schedule II – Valuation & Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)                                 Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

(c)                                  Exhibits:

Exhibit Number	Description

3.1(2)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(1)	By-laws of the Company as amended on March 20, 2003
4.1(2)	Specimen Common Stock Certificate
10.1(2)	Form of Indemnity Agreement for directors and executive officers
10.2(2)	1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder
10.3(4)	Amended and Restated 1999 Stock Option Plan, terms of Stock Option Agreement and form of Stock Option Grant Agreement thereunder
10.4(2)	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder
10.5(5)	2000 Non-Qualified Stock Option Plan, terms of Stock Option Agreement and form of Stock Option Grant Agreement thereunder
10.16(3)	Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building A)
10.17(3)	Lease dated, July 11, 2000 between Pacific Plaza Carmel Valley LLC and JNI Corporation (Building B)
10.21(6)	Loan Agreement and Promissory Note between JNI and Neal Waddington, dated January 9, 2001
10.26(7)	Addendum to Loan Agreement between JNI and Neal Waddington dated February 13, 2002
10.27(7)(8)	Asset Acquisition Agreement between JNI Corporation and Troika Networks, Inc. dated January 22, 2002
10.28(7)	Development and License Agreement between JNI Corporation and Troika Networks, Inc. dated January 22, 2002
10.29(9)	Offer letter between Russell Stern and JNI Corporation dated September 6, 2002
10.30(9)	Severance and Change of Control Agreement between Russell Stern and JNI Corporation dated September 8, 2002
10.31(1)	Severance and Change of Control Agreement between Paul Kim and JNI Corporation dated June 21, 2002

10.32(1)	Twelve-Month Retention Agreement between Paul Kim and JNI Corporation dated September 1, 2002
23.1(1)	Consent of PricewaterhouseCoopers LLP
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1) Filed herewith.

(2) Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-86501).

(3) Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended June 30, 2000.

(4) Incorporated by reference to the Registration Statement on Form S-1 filed by JNI Corporation (File No.333-45934).

(5) Incorporated by reference to the Registration Statement on Form S-8 filed by JNI on September
14, 2000 (File No. 333-45752).

(6) Incorporated by reference to the Report on Form 10-K filed by JNI for the year ended December 31, 2001.

(7) Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended March 31, 2002.

(8) Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

(9) Incorporated by reference to the Quarterly Report on Form 10-Q filed by JNI for the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JNI CORPORATION

March 28, 2003

By:	/s/ RUSSELL STERN
Russell Stern
President, Chief Executive Officer and
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RUSSELL STERN	President, Chief Executive Officer and Director	March 28, 2003
Russell Stern	(Principal Executive Officer)

/s/ PAUL KIM	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
Paul Kim

/s/ JOHN STISKA	Chairman of the Board of Directors	March 28, 2003
John Stiska

/s/ JOHN BOLGER	Director	March 28, 2003
John Bolger

/s/ TOM ST. DENNIS	Director	March 28, 2003
Tom St. Dennis

/s/ SYLVIA SUMMERS-DUBREVIL	Director	March 28, 2003
Sylvia Summers-Dubrevil

/s/ PETER VAN CUYLENBURG	Director	March 28, 2003
Peter Van Cuylenburg

CERTIFICATIONS

I, Russell Stern, certify that:

1. I have reviewed this annual report on Form 10-K of JNI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ RUSSELL STERN
Russell Stern,
Chief Executive Officer and President

I, Paul Kim, certify that:

1. I have reviewed this annual report on Form 10-K of JNI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ PAUL KIM
Paul Kim,
Chief Financial Officer

JNI Corporation

JNI Corporation

Report of Independent Accountants

To the Board of Directors and Stockholders of JNI Corporation:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 44 present fairly, in all material respects, the financial position of JNI Corporation at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Diego, California
March 18, 2003

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,809	$4,490
Marketable securities available for sale	83,558	82,974
Accounts receivable, net	3,715	8,605
Inventories	3,874	9,545
Other current assets	1,255	1,968
Total current assets	96,211	107,582
Marketable securities available for sale	15,313	30,558
Property and equipment, net	8,980	13,371
Licensed technology, net	600	—
Preferred stock investment	600	—
Other assets	377	636
	$122,081	$152,147

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,188	$2,769
Accrued liabilities	10,697	5,446
Deferred revenue	1,709	2,397
Total current liabilities	15,594	10,612
Other liabilities	368	531
Total liabilities	15,962	11,143

Commitments and Contingencies (Notes 8 and 9)

Stockholders’ equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,590,864 and 26,574,873 shares issued and outstanding	27	27
Additional paid-in capital	146,580	145,854
Unearned stock-based compensation	—	(166)
Accumulated other comprehensive income	246	455
Retained deficit	(34,680)	(36)
Common stock in treasury, at cost – 1,100,000 and 900,000 shares	(6,054)	(5,130)
Total stockholders’ equity	106,119	141,004
	$122,081	$152,147

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000

Net revenues	$38,362	$75,263	$103,181
Cost of revenues	25,399	39,321	42,050
Gross margin	12,963	35,942	61,131

Operating expenses:
Research and development	21,125	24,564	18,918
Selling and marketing	11,832	15,993	12,323
General and administrative	8,731	9,063	7,938
Loss on lease commitment	6,991	—	—
Amortization of intangible assets	—	4,688	5,359
Amortization of stock-based compensation	166	433	623
Total operating expenses	48,845	54,741	45,161
Operating income (loss)	(35,882)	(18,799)	15,970
Interest income	2,822	5,056	2,953
Other income (expense), net	(1,584)	(5)	(45)
Income (loss) before income taxes	(34,644)	(13,748)	18,878
Income tax provision	—	—	4,622

Net income (loss)	$(34,644)	$(13,748)	$14,256

Earnings (loss) per share:
Basic	$(1.30)	$(0.51)	$0.61
Diluted	$(1.30)	$(0.51)	$0.53

Number of shares used in per share computations:
Basic	26,563,000	26,938,000	23,541,000
Diluted	26,563,000	26,938,000	27,009,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance – December 31, 1999	21,838,679	$22	$67,078	$(1,311)	$(23)	$(544)	$—	$65,222
Exercise of warrants by Adaptec	839,998	1						1
Stock-based compensation				646				646
Common stock options exercised	1,789,409	2	3,047					3,049
Common stock issued under Employee Stock Purchase Plan	83,663		1,381					1,381
Unrealized gain on marketable Securities					29			29	29
Tax benefit from stock option transactions			3,187					3,187
Issuance of common stock in public offering, net of issuance costs	1,000,000	1	68,917					68,918
Net income						14,256		14,256	14,256
Balance – December 31, 2000	25,551,749	26	143,610	(665)	6	13,712	—	156,689	14,285
Stock-based compensation			(66)	499				433
Common stock options exercised	1,760,222	1	1,111					1,112
Common stock issued under Employee Stock Purchase Plan	162,902		1,199					1,199
Unrealized gain on marketable Securities					449			449	449
Repurchase of common stock	(900,000)						(5,130)	(5,130)
Net loss						(13,748)		(13,748)	(13,748)
Balance – December 31, 2001	26,574,873	27	145,854	(166)	455	(36)	(5,130)	141,004	(13,299)
Stock-based compensation				166				166
Common stock options exercised	52,198		51					51
Common stock issued under Employee Stock Purchase Plan	163,793		643					643
Stock options granted to consultant			32					32
Unrealized loss on marketable Securities					(209)			(209)	(209)
Settlement of a note receivable in the form of common stock received into treasury stock	(200,000)						(924)	(924)
Net loss						(34,644)		(34,644)	(34,644)
Balance – December 31, 2002	26,590,864	$27	$146,580	$—	$246	$(34,680)	$(6,054)	$106,119	$(34,853)

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(34,644)	$(13,748)	$14,256
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income taxes	—	—	(3,850)
Tax benefit from stock option transactions	—	—	3,187
Depreciation and amortization	5,766	5,049	2,238
Amortization of intangible assets and licensed technology	1,204	4,688	5,359
Impairment of licensed technology	5,452	—	—
Amortization of stock-based compensation	166	433	646
Impairment of preferred stock investment	1,400	—	—
Non-cash expenses and charges	612	—	—
Changes in assets and liabilities:
Accounts receivable, net	4,890	13,030	(15,330)
Inventories	5,671	9,717	(15,216)
Other assets	(288)	4,465	(6,358)
Deferred income taxes	—	—	6,105
Accounts payable	419	(6,357)	5,002
Accrued liabilities	5,355	(2,276)	4,208
Deferred revenue	(688)	(2,307)	4,704
Other liabilities	(207)	—	(112)
Net cash (used in) provided by operating activities	(4,892)	12,694	4,839

Cash flows from investing activities:
Purchases of marketable securities available for sale	(3,048)	(9,863)	(72,554)
Proceeds from sale of marketable securities available for sale	17,500	9,130	—
Purchase of licensed technology and services	(7,500)	—	—
Purchase of preferred stock investment	(2,000)	—	—
Capital expenditures	(1,302)	(8,747)	(6,601)
Net cash provided by (used in) investing activities	3,650	(9,480)	(79,155)

Cash flows from financing activities:
Net proceeds from issuance of common stock	694	2,311	73,349
Purchase of treasury stock	—	(5,130)	—
Payment of capital leases	(133)	—	—
Net cash provided by (used in) financing activities	561	(2,819)	73,349
Net change in cash	(681)	395	(967)
Cash, beginning of period	4,490	4,095	5,062
Cash, end of period	$3,809	$4,490	$4,095

Supplemental non-cash activities:
Acquisition of property and equipment under capital leases	$73	$678	$—
Settlement of a note receivable in the form of common stock received into treasury stock	$1,260	$—	$—

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 — The Company and its Significant Accounting Policies

The Company

JNI Corporation (“JNI” or the “Company”) is a leading designer and supplier of enterprise storage connectivity products that connect servers and data storage devices. The Company currently designs, markets and sells a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. The Company’s Fibre Channel host bus adapters incorporate its proprietary ASIC technology. The Company also offers a line of InfiniBand products for server-to-server connectivity.  The Company operates in one business segment.

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

Marketable Securities

The Company’s marketable securities consist of money markets, certificates of deposit, commercial paper, and fixed and variable A or higher graded U.S. government, state and local, and corporate debt obligations with maturities ranging from one to twenty-four months, all of which are managed by three domestic financial institutions. The Company has classified its marketable securities as “available for sale” and carries them at fair value with net unrealized holding gains and losses reported in accumulated other comprehensive income (loss).

Inventories

Inventories are stated at the lower of cost (on a first-in, first-out method) or market.  Provisions, when necessary, are made to reduce excess and obsolete inventories to their estimated net realizable values.

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

Capital Leases

Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.  Amortization expense for property acquired under capital leases is included in depreciation expense.  The Company’s property under capital leases totaled $751 and $678 at December 31, 2002 and 2001, respectively.  The total accumulated amortization as of December 31, 2002 and 2001 totaled $251 and $19, respectively.

Long-lived Assets

The Company evaluates the carrying value of its long-lived assets when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  An impairment loss is recognized when the sum of the expected future undiscounted net cash flows is less than the carrying value of the asset.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the asset being evaluated for impairment.  The Company recorded an impairment charge to cost of revenues for licensed technology during the year ended December 31, 2002 (Note 11).

Intangible Assets

Amortization of intangible assets is attributed to the amortization of intangible assets acquired in connection with the purchase of products and technology from Adaptec, Inc. (“Adaptec”). As a result of the consideration paid to Adaptec, the Company recorded $11,582 in intangible assets related to the core technology acquired, which was amortized over an estimated useful life of three years.  Amortization of this amount was completed during the year ended December 31, 2001.

Fair Value of Investments

The Company periodically reviews its investments for impairment.  In the event the carrying value of an investment exceeds its fair value and the decline is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value.  The Company recorded an impairment charge to other expense for its preferred stock investment during the year ended December 31, 2002 (Note 12).

Revenue Recognition

Revenue from product sales is recognized upon shipment except for sales to distributor customers that have contractual rights of return.  Revenue from sales to distributors that have contractual rights of return is recognized when these distributors ship the Company’s products to their end-user customers.  Allowances for estimated sales returns are provided at the time revenue is recognized.  The Company reserves for uncollectible accounts and warranty claims based on historical experience.

Revenue from our long-term ASIC development agreements is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

Product Warranty

The Company’s current practice is generally to warranty its adapter products against defects in materials and workmanship for a one to five-year period from the date of shipment and its Application Specific Integrated Circuits (“ASICs”) products for a one-year period from the date of shipment.  The estimated cost of warranty obligations is accrued at the time revenue is recognized.  In estimating its warranty obligations the Company considers various relevant factors, including the Company’s stated warranty policies and practices, historical product returns and failure rates and the estimated cost to replace or repair its products under warranty.  The following table reflects the change in the Company’s warranty accrual during the year ended December 31, 2002.

For the year ended December 31, 2002
Balance, beginning of period	$100
Accruals for warranties issued during the period	203
Settlements made during the period	(97)
Balance, December 31, 2002	$206

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

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be “more likely than not” realized in future tax returns.  Tax rate changes are reflected in income in the period such changes are enacted.

Stock-based Compensation

The Company measures compensation costs related to stock option plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation costs.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the deemed fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period, generally four years.  As of December 31, 2002, all stock-based compensation was fully amortized.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Year Ended December 31,
	2002	2001	2000
Net income (loss):
As reported	$(34,644)	$(13,748)	$14,256
Stock based compensation included in net income (loss)	166	433	623
Stock based employee compensation expense under fair value based method	1,580	(5,419)	(15,090)
Pro forma net income (loss)	(32,898)	(18,734)	(211)
Basic earnings (loss) per common share:
As reported	$(1.30)	$(0.51)	$0.61
Pro forma	(1.24)	(0.70)	(0.01)
Diluted earnings (loss) per common share:
As reported	$(1.30)	$(0.51)	$0.53
Pro forma	(1.24)	(0.70)	(0.01)

As a result of the stock options cancelled under the Company’s voluntary stock option exchange program completed in August 2002, the Company received a net benefit of $1,580 during the year ended December 31, 2002 due to the cancellation of unvested options for which an expense had been previously recorded (Note 5).  Stock-based compensation is amortized over the related vesting periods using an accelerated method in accordance with Financial Accounting Standards Board Interpretation ("FIN") No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans."  The amount of stock-based compensation expense to be recorded in future periods could decrease if awards for which accrued but unamortized compensation expense has been recorded are forfeited.

	Year Ended December 31,
	2002	2001	2000
Weighted average grant-date fair value of options granted:
Exercise price equal to estimated fair value of stock on the grant date:
Aggregate value	$15,107	$19,995	$72,141
Per share value	5.72	5.89	38.81
Exercise price less than the estimated fair value of stock on the grant date:
Aggregate value	$—	$—	$—
Per share value	—	—	—

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2002, 2001 and 2000: no dividend yield; risk-free interest rate of 3.18%, 4.09% and 6.03% and expected terms of 3.1 years, 3.0 years and 3.3 years, respectively.  The volatility of the Company’s common stock underlying the options was 87%, 107% and 115% during the years ended December 31, 2002, 2001 and 2000, respectively.  The fair value of the employees’ purchase rights pursuant to the Purchase Plan was estimated using the Black-Scholes model with the following assumptions for the years ended December 31, 2002, 2001 and 2000: no dividend yield; risk-free interest rate of 2.46%, 3.19% and 5.36%; expected term of 1.3 years, 1.4 years and 1.3 years and expected volatility of 104%, 104% and 97%, respectively.  The weighted average fair value of those purchase rights granted in 2002, 2001 and 2000 was $5.45, $7.64 and $13.80, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method.  The

Company has excluded all outstanding stock options from the calculation of diluted loss per share for the years ended December 31, 2002 and 2001 because such securities are antidilutive for this period.  The total number of potential common shares excluded from the calculations of diluted loss per common share for the years ended December 31, 2002 and 2001 was 242,000 and 477,000, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2002	2001	2000
Numerator:
Net income (loss)	$(34,644)	$(13,748)	$14,256
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares Outstanding	26,563,000	26,938,000	23,541,000
Effect of dilutive securities:
Dilutive warrants outstanding	—	—	69,000
Dilutive options outstanding	—	—	3,378,000
Employee stock purchase plan shares	—	—	21,000
Denominator for diluted earnings (loss) per share – adjusted weighted average shares	26,563,000	26,938,000	27,009,000
Basic earnings (loss) per share	$(1.30)	$(0.51)	$0.61
Diluted earnings (loss) per share	$(1.30)	$(0.51)	$0.53

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146 — Accounting for Costs Associated with Exit or Disposal Activities . SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under SFAS No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption is not expected to have a material effect on the Company’s results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), — “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for, and are reflected in, the 2002 financial statements. The adoption of FIN 45 is not expected to have a material effect on the Company’s results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (EITF) issued Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment. The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its operating results and financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

 Note 2 — Composition of Certain Financial Statement Captions

	As of December 31,
	2002	2001
Accounts receivable:
Accounts receivable	$4,288	$9,431
Less allowance for doubtful accounts	(573)	(826)
Total	$3,715	$8,605

	As of December 31,
	2002	2001
Inventories:
Raw materials	$1,615	$6,566
Work in process	204	1,299
Finished goods	2,055	1,680
Total	$3,874	$9,545

	As of December 31,
	2002	2001
Property and equipment, net:
Computer and test equipment	$18,722	$17,893
Leasehold improvements	698	831
Office furniture and other equipment	3,319	3,416
	22,739	22,140
Less accumulated depreciation and amortization	(13,759)	(8,769)
Total	$8,980	$13,371

	As of December 31,
	2002	2001
Accrued liabilities:
Payroll and payroll related costs	$1,664	$3,126
Loss on lease commitment	6,124	—
Other	2,909	2,320
Total	$10,697	$5,446

Note 3 — Marketable Securities

At December 31, 2002 and 2001, the amortized cost and estimated fair value of marketable securities available for sale were as follows:

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$9,867	$146	$(46)	$9,967
Corporate debt	80,692	219	(74)	80,837
Short-term instruments	8,066	1	—	8,067
	$98,625	$366	$(120)	$98,871

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agency debt	$16,497	$175	$(102)	$16,570
Corporate debt	81,215	376	—	81,591
Short-term instruments	15,371	—	—	15,371
	$113,083	$551	$(102)	$113,532

The cost of securities sold is based on the specific identification method.  Realized gains were $209 and realized losses were $3 on the sale of available for sale securities during the year ended December 31, 2002.  Realized gains were $88 on the sale of available for sale securities during the year ended December 31, 2001.  Realized losses were $41 on the sale of available for sale securities during the year ended December 31, 2000.  The Company’s short-term instruments consist primarily of money markets, certificates of deposit, and commercial paper.

Note 4 — Stockholders’ Equity

Common Stock

During October 2000, the Company completed a public offering of 5,175,000 shares of common stock (of which 1,000,000 shares were sold by the Company and 4,175,000 were sold by selling stockholders) at a price to the public of $74.00 per share, which resulted in net proceeds to the Company of $69,930 after the payment of underwriters’ commission but before the deduction of offering expenses.

Preferred Stock

The Board of Directors of the Company (the “Board”) is authorized to issue up to 5,000,000 shares of preferred stock or other senior securities and determine the series and number of preferred shares to be issued and any related designations, powers, preferences, rights, qualifications, limitations or restrictions.

Treasury Stock

The Company’s Board of Directors authorized the Company to repurchase up to $15,000 of its outstanding common stock in open market and private transactions over a twelve-month period which ended on September 18, 2002.  The timing and price of stock purchases were made at the discretion of management.  In 2002 and 2001, the Company repurchased an aggregate of 200,000 and 900,000 shares at a cost of $924 and $5,130, respectively.  The 200,000 treasury shares received by the Company in 2002 resulted from a settlement agreement with a former executive of the Company (Note 7).

Exercise of Warrants

During the first quarter of 2000, Adaptec exercised its warrant to purchase 840,000 shares of the Company’s common stock.  Adaptec performed a net exercise of the warrant, pursuant to which the Company issued a total of 839,998 common shares to Adaptec after taking into consideration the one hundred dollar exercise price.

Stockholder Rights Plan

On February 1, 2001, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Plan”). Under the terms of the Plan, stockholders of record as of February 28, 2001 received a dividend of one Preferred Stock Purchase Right (“Right(s)”) for each share of common stock held on that date.  The Rights will expire ten years after issuance and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the common stock or commences a tender or exchange offer which would result in the offeror beneficially owning 15% or more of the common stock. Each Right will entitle stockholders to purchase one one-hundredth of a share of Series A Preferred Stock of the Company at an exercise price of $250.00 per Right.

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

Note 5 — Benefit Plans

The Company has a savings plan under Section 401(k) of the Internal Revenue Code under which all employees are eligible to participate on the first day of the month following their hire date.  The plan allows for a Company matching contribution (the “Match”) in which employees vest one-third per year on the first through third anniversaries of their hire date. The Match is 100% of the employee’s first five percentage points of salary contributed.  During the years ended December 31, 2002, 2001 and 2000, the charge to operations for the Match was $574, $703 and $621, respectively.

During February 1997, the Company adopted an option plan (the “1997 Plan”) which provides for the issuance of 4,396,441 shares of the Company’s common stock. The 1997 Plan provides for the grant to employees and directors of the Company of incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock.  Options granted under the 1997 Plan became exercisable upon the Company’s initial public offering and have a ten year term from the date of grant.  The exercise price of all options granted under the 1997 Plan are not less than the fair market value of the Company’s common stock as determined by the Board on the date of grant. Options granted under the 1997 Plan generally vest over a three-year period. At December 31, 2002, there were 200,362 shares of the Company’s common stock available for future grant under the 1997 Plan.

In April 1999, the Company adopted a second option plan (the “1999 Plan”), as amended, which provides for the issuance of up to 3,812,800 shares of the Company’s common stock.  The 1999 Plan provides for the grant to employees, consultants and directors of the Company of incentive stock options and non-qualified stock options to purchase shares of the Company’s common stock. Options granted under the 1999 Plan shall be exercisable at such time or upon such event and subject to the terms, conditions and restrictions as determined by the Board; provided, however, that no option shall be exercisable after ten years from the date of grant. The exercise price of all incentive stock options granted under the 1999 Plan are not less than the fair market value of the Company’s common stock on the date of grant. Options granted under the 1999 Plan generally vest over a four-year period. At December 31, 2002, there were 2,172,602 shares of the Company’s common stock available for future grant under the 1999 Plan.

In August 2000, the Company adopted a third option plan (the “2000 Plan”), which provides for the issuance of up to 2,500,000 shares of the Company’s common stock.  The 2000 Plan provides for the grant to employees and consultants of the Company of non-qualified stock options to purchase shares of the Company’s common stock. Options granted under the 2000 Plan shall be exercisable at such time or upon such event and subject to the terms, conditions and restrictions as determined by the Board; provided, however, that no option shall be exercisable after ten years from the date of grant. Options granted under the 2000 Plan generally vest over a four-year period. At December 31, 2002, there were 1,954,906 shares of the Company’s common stock available for future grant under the 2000 Plan.

In February 2001, the Company’s compensation committee of its Board of Directors approved a voluntary stock option exchange program for the Company’s employees, officers and directors.  Under the program, the Company’s employees, officers and directors were given the opportunity to cancel stock options granted to them between January 2000 and December 2000 in exchange for an equal number of new options to be granted in the future, on a date more than six months after the date of cancellation of the original options.  The new options were granted on August 21, 2001 with an exercise price of $6.50, which was the fair market value of the Company’s common stock on that date.  Cancelled options total 1,145,450 shares with an average exercise price of $57 per share.

In August 2002, the Company’s compensation committee of its Board of Directors approved a voluntary stock option exchange program for the Company’s employees, excluding executive officers and directors.  Under the program, the Company’s employees, excluding executive officers and directors, were given the opportunity to cancel stock options granted to them between March 10, 1999 and August 29, 2002 in exchange for a number of new options based on each individual option holder’s position and performance at the Company to be granted in the future, on a date more than six months after the date of cancellation of the original options.  The exercise price of the new options will be the fair market value of the Company’s common stock on that date. Cancelled options total 2,984,352 with an average exercise price of $13.48 per share.  As of February 28, 2003, the Company expects to grant a total of 2,391,837 options to purchase its common stock in exchange for the options cancelled.

A summary of the Company’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during the periods is as follows:

	Year Ended December 31,
	2002		2001		2000
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding at beginning of period	4,112,095	$13.08	4,397,992	$23.93	4,568,107	$3.15
Granted	2,643,007	5.72	3,397,300	8.91	1,858,850	54.18
Exercised	(52,198)	0.98	(1,760,222)	0.63	(1,789,409)	1.70
Cancelled	(4,819,146)	12.10	(1,922,975)	41.91	(239,556)	28.40
Outstanding at end of period	1,883,758	$5.59	4,112,095	$13.08	4,397,992	$23.93
Vested and exercisable at end of period	576,274	$7.73	784,572	$16.07	1,614,511	$1.04
Weighted average fair value per option of options granted during the period		$3.13		$5.89		$38.81

The following table summarizes information regarding employee stock options outstanding at December 31, 2002:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Exercise prices	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number Exercisable	Weighted Average Exercise price
December 31, 2002:
$ 0.17 – $2.54	112,875	7.22	$0.95	85,475	$0.47
$ 2.59	350,000	9.68	2.59	—	—
$ 2.60 – $3.10	376,100	9.82	2.89	—	—
$ 3.16 – $5.85	320,400	9.19	5.30	150,416	5.44
$ 6.50 – $7.32	413,734	7.71	6.77	126,121	6.52
$ 9.80 – $62.56	310,649	7.18	12.66	214,262	12.95
$ 0.17 – $62.56	1,883,758	8.63	$5.59	576,274	$7.73

During October 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 550,000 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan.  As of December 31, 2002, 410,358 shares of common stock have been issued under the Purchase Plan.  The number of shares reserved for issuance under the Purchase Plan is subject to an annual increase on January 1 of each year beginning in 2001 equal to the lesser of (a) 87,500 shares, (b) 1.0% of the outstanding shares on such date or (c) a lesser amount as determined by the Board. The Purchase Plan permits eligible employees to purchase shares of common stock at a fifteen percent (15%) discount through payroll deductions during sequential 24-month offering periods. Each such offering period is divided into four consecutive six-month purchase periods.  Unless the Board establishes a higher price, the price at which shares are purchased under the Purchase Plan for such offering period is equal to 85% of the lesser of the fair market value of the common stock on the first day of such offering period or the last day of the applicable purchase period within such offering period.

Note 6 — Income Taxes

The components of the income tax provision (benefit) are as follows:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$7,618
State	—	—	854
	—	—	8,472

Deferred:
Federal	(11,315)	(4,357)	(3,170)
State	(2,331)	(2,350)	(680)
	(13,646)	(6,707)	(3,850)
Change in valuation allowance	13,646	6,707	—
	$—	$—	$4,622

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31,
	2002	2001	2000
Tax provision (benefit) at statutory rate	(34)%	(34)%	34%
State tax (benefit), net of federal tax benefit	(4)	(12)	7
Research and development credits	(1)	(4)	(14)
Stock-based compensation	—	1	1
Utilization of net operating loss carryforwards	—	—	—
Net change in valuation allowance	39	49	—
Other	—	—	(4)
	—%	—%	24%

The components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$25,227	$13,250
Research and development credit carryforwards	4,112	3,390
Allowances and reserves	2,138	4,387
Accrued payroll and payroll related costs	248	334
Intangible assets	6,439	4,379
Loss on lease commitments	829	—
Deferred revenue	671	745
Depreciation	74	315
Other	1,302	723
Total deferred tax assets	$41,040	$27,523
Deferred tax liabilities:
Deferred costs	$(288)	$(353)
Depreciation	$—	$—
Net deferred tax asset	40,752	27,170
Less valuation allowance	(40,752)	(27,170)
	$—	$—

At December 31, 2002, the Company provided a valuation allowance for its net deferred tax assets because of uncertainty regarding their realizability. At December 31, 2002, the deferred tax asset includes $20,483 related to the tax benefit for the exercise of stock options. If or when recognized, the tax benefit of the deferred tax assets related to stock option exercises will result in a benefit to additional paid in capital and a reduction to the valuation allowance.

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $67,504 and $41,159 expiring from 2007 to 2022, which may be subject to certain limitations under Section 382 of the Internal Revenue Code.  The net operating loss includes the tax benefit related to the exercise of stock options, which benefit was recorded to additional paid-in capital.  The Company also had federal and state research and development tax credit carryforwards of approximately $2,559 and $2,353, expiring from 2019 to 2022.

Note 7 — Related Party Transactions

Related Party Loans

On January 9, 2001, the Company entered into a loan agreement with its former chief executive officer in the amount of $500 which bore interest at a rate of 5% and was recorded as an other asset.  On January 9, 2002 (the first anniversary date), the Company forgave $250 of principal and $25 in accrued interest in accordance with the terms of the loan agreement.  The total amount forgiven was recorded as compensation expense during the year ended December 31, 2001.  In the first quarter of 2002, the Company’s former chief executive officer executed a promissory note for $99 for payroll taxes which the Company paid on his behalf on January 9, 2002.  This promissory note was due by April 15, 2003 and bore interest at a 5% rate.

At the time of the former chief executive officer’s resignation on May 19, 2002, his loan outstanding totaled $349 which consisted of $99 in payroll taxes due and $250 for the remaining portion of the loan which was entered into upon his hiring, plus accrued interest.  Upon his resignation from the Company, the outstanding loan became due and payable.  In September 2002, the former chief executive officer paid in full the $99 in payroll taxes due and $154 toward the remaining portion of the loan.  The $96 loan balance was deemed earned under California law based on the services provided by the former chief executive officer through his date of termination and recorded as compensation expense.  As of December 31, 2002, no amounts remain outstanding from the former chief executive officer.

In April 2001, two of the Company’s former executives received loans from the Company in the amount of $1,200 and $400, respectively, payable in full on or before April 5, 2002, at an interest rate of 5%.  In the fourth quarter of 2001, the former executive with the $400 loan paid his loan and all accrued interest in full.

In the second quarter of 2002, the Company entered into a settlement agreement with the other former executive to resolve his outstanding loan and accrued interest totaling $1,260. Pursuant to the settlement, the Company received 200,000 common shares of Company stock previously pledged by the former executive as security for the outstanding loan and accrued interest.  The Company recorded the 200,000 common shares into treasury stock at their fair market value of $924 and the loan was deemed repaid.  The Company incurred a loss of $336 as a result of the settlement which is included in other expenses in the statement of operations.

Note 8 — Commitments

The Company leases its operating facilities and certain office equipment under noncancelable operating leases.  The facility leases require the payment of taxes, maintenance, utilities and insurance.

Future annual minimum lease payments due under noncancelable capital and operating leases consists of the following at December 31, 2002:

Years Ending December 31,	Capital Leases	Operating Leases
2003	$280	$5,022
2004	280	5,040
2005	104	4,633
2006	—	4,478
2007	—	3,509
Thereafter	—	9,511
Total minimum lease payments	$664	$32,193
Amount representing interest	(46)
Obligations under capital leases	618
Obligations due within one year	(250)
Long-term obligations under capital leases	$368

Rent expense under all operating leases for the years ended December 31, 2002, 2001 and 2000 was $3,184, $3,172 and $1,560, respectively.

The lease commitment schedule above includes $7,787 related to the Company’s remaining lease commitment as of December 31, 2002 for a building adjacent to its current corporate headquarters.  Subsequent to December 31, 2002, the Company entered into various agreements with its landlord and a new tenant whereby the Company terminated its lease for this building and is completely absolved of any further liability (Note 10).

As of December 31, 2002, the Company had purchase commitments totaling $2,747 for inventory which are expected to be completed within one year.

Note 9 — Contingencies

In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and January 24, 2001.  Thereafter, five additional and virtually identical lawsuits have been filed.  The most recent of these lawsuits allege claims on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and March 28, 2001 (the “Class Period”). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934.  The Company has retained counsel to defend these cases.  On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases.  The court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint.  The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under Securities Act of 1933 arising from the Company’s secondary public offering in October 2000.  On April 29, 2002, the Company filed a motion to dismiss  and a motion to strike the first consolidated and amended complaint.  Since July 1, 2002, the motions have been under submission with the Court for decision.  The Company believes that these cases are without merit and intends to defend the cases vigorously.

In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit alleges that during the Class Period, the present and former members of the Company’s board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the plaintiff alleges that the present and former members of the Company’s board breached their fiduciary duties to the Company.  The alleged stockholder filed the lawsuit without first making a demand upon the board of directors.  The Company has retained counsel to defend this case.  On February 1, 2002, the Court sustained the Company’s demurrer to the plaintiff’s complaint with leave to amend.  On March 8, 2002, the plaintiff filed a first amended complaint.  On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002.  On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint.  On April 29, 2002, the plaintiff filed a second amended complaint.  On May 31, 2002, the Company filed a demurrer to the second amended complaint.  On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff.  On June 21, 2002, the Court sustained the Company’s demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company.  The Court, however, granted Huang’s motion to intervene and ordered Huang to file a complaint in intervention.  Huang filed a complaint in intervention on July 5, 2002.  On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Grosset action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action, which is currently scheduled for hearing on May 9, 2003.

On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset.  The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001.  These additional allegations relate to the Company’s May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K.  On September 16, 2002, the Board of Directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Bemanian action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action, which is currently scheduled for hearing on May 9, 2003.

On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York.  The lawsuit also names as defendants the underwriters on the Company’s initial public offering and secondary offering.  The plaintiff alleges that defendants violated Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public offerings.  This case is among the over 300 class action lawsuits pending in the United

States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.  The complaint in this case was served on the Company on June 20, 2002.  On November 1, 2002, the court heard argument on motions to dismiss all of the IPO laddering cases.  On February 19, 2003, the court issued an order on the motion to dismiss the IPO laddering cases.  As to the Company, the motion was denied and as to its present and former officers and directors who were also named as defendants, the motion was denied in part and granted in part with two former officers being dismissed from the case.  The Company believes that this case lacks merit and intends to defend the case vigorously.

In addition to the above matters, the Company is involved in certain other legal proceedings, including various employee related lawsuits, which are generally incidental to its normal business activities.  The Company cannot make an estimate of the potential loss from these legal proceedings. However, the Company believes that these cases lack merit and intends to defend the cases vigorously.

Note 10 — Loss on Lease Commitments

As of December 31, 2002, the Company was committed to a lease for a building adjacent to its current corporate headquarters that ran through June 2007 with aggregate lease payments due totaling $8,770.  The Company never occupied the building.  In February 2003, the Company entered into various agreements with its landlord and a third party who agreed to lease the building adjacent to our current corporate headquarters whereby the Company terminated its lease for this building and is completely absolved of any further liability.  During the year ended December 31, 2002, the Company accrued total charges of $4,996 for terminating this lease based on the contractual terms of the agreements which was paid in February 2003.

The Company is committed to a ten year lease for its current corporate headquarters in San Diego, California which is for 85,329 square feet and includes four floors.  During the fourth quarter of 2002, the Company consolidated its entire operations at its corporate headquarters to three floors and vacated the fourth floor.  The Company does not intend to occupy this fourth floor space and is actively seeking a tenant to sub-lease this space.  As of December 31, 2002, the Company has been unable to secure a tenant to sub-lease this space.  During the quarter ended December 31, 2002, the Company recorded an estimated loss on its lease commitment totaling $1,995 for vacating the fourth floor of its corporate headquarters.  In determining this estimated loss for its lease commitment, the Company has been required to make various assumptions, including occupancy dates for new tenants, sub-lease rental rates, tenant improvement allowances, abandoned leasehold improvements and commission payments, that involve estimates and judgments.  In formulating its assumptions, the Company took into account current and projected real estate market conditions.  If the Company’s estimates and related assumptions change in the future, the Company may be required to revise this estimated loss on its lease commitment.  If any revisions to its estimated loss are necessary, then an additional loss or a benefit will be recorded.

As of December 31, 2002, the total accrued loss for the Company’s lease commitments totals $6,124 and is included in current accrued liabilities on the balance sheet.

Note 11 — Licensed Technology and Services

In January 2002, the Company acquired an exclusive license to Troika Networks’ Fibre Channel software and hardware products that provide high-availability storage area network solutions for enterprise class servers running under Windows NT, Windows 2000 and Solaris operating systems.  The purchase price included an initial payment of $7,500 and contingent consideration of $3,000. The $7,500 consideration includes payment for the licensed software technology, research and development services, transition services and a covenant not to compete. The $3,000 contingent payment may be due if the Company reaches certain revenue or unit sales levels and upon completion of certain OEM certification requirements. Additionally, if the Company attains certain revenue or unit sales levels of the related products, the Company will be obligated to make royalty payments based on revenue for one year from the royalty payment start date or until June 30, 2004, whichever occurs earlier. To the extent that the Company does not achieve certain revenue or unit levels by January 1, 2004, Troika is obligated to reimburse the Company for a portion of the initial purchase price, up to $3,500.

An independent valuation of this transaction was completed for accounting purposes.  As a result of the valuation, the $7,500 initial payment was allocated as follows: $7,256 was attributed to the licensed technology , $210 was attributed to research and development services, and $34 was attributed to transition services.  During 2002, the Company commenced amortization of the licensed technology to cost of revenues over a five year period on a straight-line basis.  If the $3,000 contingent payment is made, this amount will be recorded as licensed technology and amortized to cost of revenues over the remaining portion of the five year period.  However, at this time, the Company does not believe it is probable that such payment will ever be required.  The costs attributed to research and development and transition services have been expensed as incurred.  For the year ended December 31, 2002, the Company amortized licensed technology of $1,204 and incurred expenses for research and development and transition services of $210 and $34, respectively.

During the fourth quarter of 2002, the Company noted indicators that the carrying value of its licensed technology may not be recoverable and performed an impairment review.  The impairment review was performed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” because of factors such as lower sales of products incorporating the licensed technology in 2002 compared to the original projections, revisions in future revenue forecasts and changing market conditions, including products provided by the Company’s competitors.  As a result of these factors, the Company’s projected future revenue and cash flows for these products were revised downward.  Therefore, the Company evaluated the recoverability of its licensed technology and recorded an impairment charge of $5,452 to cost of revenues during the year ended December 31, 2002 based on the amount by which the carrying amount of the asset exceeded its fair value.  Subsequent to the impairment charge, the remaining net book value of the Company’s licensed technology totaled $600 as of December 31, 2002 and is being amortized to cost of revenues over a remaining useful life of four years.

Note 12 — Preferred Stock Investment

In January 2002, the Company invested $2,000 in a privately held InfiniBand semiconductor developer.  This investment is being accounted for under the cost method of accounting.  The Company’s ownership in this entity is insignificant relative to the total ownership.  During the fourth quarter of 2002, the Company recorded a $1,400 impairment charge in its preferred stock investment, representing an other-than-temporary decline in the value of its investment.  This impairment charge is included in other expenses in the statement of operations.

Note 13 — Concentrations of Risk

The Company’s products are concentrated in the storage area network industry which is highly competitive and subject to rapid technological change.  The Company’s revenues are concentrated with several major customers and certain vital components of the Company’s products are manufactured by a small number of key suppliers. The loss of a major customer, the interruption of product supply from a contract manufacturer, a change of suppliers or a significant technological change in the industry could affect operating results adversely.

The Company primarily sells its products to original equipment manufacturers and distribution channel customers and extends credit based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Sales to customers outside of the United States accounted for 24%, 30% and 23% of the Company’s net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. In relation to the Company’s net revenues, 6%, 9% and 7% were to customers located in the Asia-Pacific region and 18%, 21% and 16% were to customers located in the Europe region.

The percentage of sales to significant customers was as follows:

	Year Ended December 31,
	2002	2001	2000
Customer A	6%	6%	16%
Customer B	22	8	1
Customer C	10	20	21
Customer D	10	14	13

Note 14 — Subsequent Event (unaudited)

On March 20, 2003, the Board of Directors authorized the Company to repurchase up to $10,000 of its outstanding common stock in open market and private transactions over a twelve-month period ending March 20, 2004.  The timing and price of stock purchases will be made at the discretion of management.

Note 15 — Quarterly Financial Data  (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2001
Net revenues	$21,142	$23,057	$18,080	$12,984

Gross margin	12,554	5,986	10,499	6,903

Operating loss	(973)	(9,336)	(3,259)	(5,231)

Net income (loss)	$301	$(7,854)	$(1,989)	$(4,206)

Net income (loss) per share	$0.01	$(0.29)	$(0.07)	$(0.16)

2002
Net revenues	$11,914	$10,923	$7,107	$8,418

Gross margin	5,908	5,076	3,156	(1,177)

Operating loss	(5,007)	(9,206)	(6,694)	(14,975)

Net loss	$(4,133)	$(8,718)	$(5,962)	$(15,831)

Net loss per share	$(0.16)	$(0.33)	$(0.22)	$(0.60)

Schedule II – Valuation & Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions Taken Against Allowance	Balance at End of Period
Allowance For Doubtful Accounts:
Year Ended December 31, 2000	495	677	346	826
Year Ended December 31, 2001	826	—	—	826
Year Ended December 31, 2002	826	—	253	573

S-1