Form 10-Q
period 2003-03-31
JNI CORP
filed 2003-05-14
CIK 1094087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(858) 523-7000
(Registrant’s telephone number, including area code)

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

As of April 30, 2003, there were 26,689,398 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,808	$3,809
Marketable securities available for sale	72,104	83,558
Accounts receivable, net	3,626	3,715
Inventories	3,513	3,874
Other current assets	1,301	1,255
Total current assets	84,352	96,211
Marketable securities available for sale	19,154	15,313
Property and equipment, net	7,235	8,980
Licensed technology, net	563	600
Equity investments	900	600
Other assets	236	377
	$112,440	$122,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,413	$3,188
Accrued liabilities	6,185	10,697
Deferred revenue	1,262	1,709
Total current liabilities	10,860	15,594
Other liabilities	303	368
Total liabilities	11,163	15,962

Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,590,864 and 26,590,864 shares issued and outstanding	27	27
Additional paid-in capital	146,580	146,580
Accumulated other comprehensive income	135	246
Retained deficit	(39,411)	(34,680)
Common stock in treasury, at cost – 1,100,000 shares	(6,054)	(6,054)
Total stockholders’ equity	101,277	106,119
	$112,440	$122,081

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002

Net revenues	$8,131	$11,914
Cost of revenues	3,529	6,006
Gross profit	4,602	5,908

Operating expenses:
Research and development	5,053	5,522
Selling and marketing	2,660	3,331
General and administrative	2,070	2,011
Amortization of stock-based compensation	—	51
Total operating expenses	9,783	10,915

Operating income (loss)	(5,181)	(5,007)

Interest income	457	833
Other income (expense), net	(7)	41
Income (loss) before income taxes	(4,731)	(4,133)
Income tax provision	—	—
Net income (loss)	$(4,731)	$(4,133)

Earnings (loss) per share:
Basic	$(0.18)	$(0.16)
Diluted	$(0.18)	$(0.16)

Number of shares used in per share computations:
Basic	26,591,000	26,582,000
Diluted	26,591,000	26,582,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(4,731)	$(4,133)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,474	1,439
Loss on write-off of property and equipment	582	—
Amortization of licensed technology	37	69
Amortization of stock-based compensation	—	51
Non-cash revenue consideration	(300)	—
Non-cash charges	—	139
Changes in assets and liabilities:
Accounts receivable	89	2,128
Inventories	361	2,199
Other assets	95	109
Accounts payable	225	497
Accrued liabilities	(4,451)	(1,155)
Deferred revenue	(447)	(592)
Other liabilities	(65)	(55)
Net cash (used in) provided by operating activities	(7,131)	696

Cash flows from investing activities:
Purchases of marketable securities available for sale	(498)	(880)
Proceeds from sales of marketable securities available for sale	8,000	9,500
Capital expenditures	(311)	(479)
Purchase of licensed technology and services	—	(7,500)
Purchase of equity investment	—	(2,000)
Net cash provided by (used in) investing activities	7,191	(1,359)

Cash flows from financing activities:
Net proceeds from the exercise of stock options	—	26
Payment of capital leases	(61)	—
Net cash (used in) provided by financing activities	(61)	26
Net change in cash and cash equivalents	(1)	(637)
Cash and cash equivalents, beginning of period	3,809	4,490
Cash and cash equivalents, end of period	$3,808	$3,853

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share data)

Note 1 — General

The accompanying unaudited financial statements of JNI Corporation (the “Company”) for the three month periods ended March 31, 2003 and 2002 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2002 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods.  However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes thereto.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.  The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2 — Inventory

Components of inventories are as follows:

	As of
	March 31, 2003	December 31, 2002
Inventories:
Raw materials	$1,561	$1,615
Work in process	159	204
Finished goods	1,793	2,055
Total	$3,513	$3,874

Note 3 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations

Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method.  The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the three months ended March 31, 2003 and 2002 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculations of diluted loss per common share for the three months ended March 31, 2003 and 2002 was 170,000 and 417,000, respectively.

The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income (loss)	$(4,731)	$(4,133)
Denominator:
Denominator for basic earnings (loss) per share weighted average shares outstanding	26,591,000	26,582,000
Effect of dilutive securities:
Dilutive options outstanding	—	—
Employee stock purchase plan shares	—	—
Denominator for diluted earnings (loss) per share –adjusted weighted average shares	26,591,000	26,582,000

Note 4 — Comprehensive Income (Loss)

The Company presents unrealized gains and losses on the Company’s available-for-sale securities in its statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2003 and 2002, total comprehensive income (loss) was $(4,842) and $(4,395), respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities available for sale and included an unrealized loss of $111 and $262 during the three months ended March 31, 2003 and 2002, respectively.

Note 5 - Stock-based Compensation

The Company measures compensation costs related to stock option plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per common share as if the fair value based method had been applied in measuring compensation costs.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period, generally four years.

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$(4,731)	$(4,133)
Stock based compensation included in net income (loss)	—	51
Stock based employee compensation expense under fair value based method	(1,212)	(1,945)
Pro forma net income (loss)	(5,943)	(6,027)
Basic earnings (loss) per common share:
As reported	$(0.18)	$(0.16)
Pro forma	(0.22)	(0.23)
Diluted earnings (loss) per common share:
As reported	$(0.18)	$(0.16)
Pro forma	(0.22)	(0.23)

Note 6 – Product Warranty

The Company’s current practice is generally to warranty its adapter products against defects in materials and workmanship for a one to five-year period from the date of shipment and its Application Specific Integrated Circuits (“ASICs”) products for a one-year period from the date of shipment.  The estimated cost of warranty obligations is accrued at the time revenue is recognized.  In estimating its warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, historical product returns and failure rates and the estimated cost to replace or repair its products under warranty.  The following table reflects the change in the Company’s warranty accrual during the three months ended March 31, 2003.

For the three months ended March 31, 2003
Balance, beginning of period	$206
Accruals for warranties issued during the period	108
Settlements made during the period	(43)
Balance, March 31, 2003	$271

Note 7 — Income Taxes

The effective tax rate for 2003 and 2002 is zero percent because no tax benefit has been recognized for the current and previous year operating losses and other benefits.  The Company has recorded a full valuation allowance against its deferred tax assets because it does not consider the realizability of such related tax benefits to be more likely than not.

Note 8 — Contingencies

In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and January 24, 2001.  Thereafter, five additional and virtually identical lawsuits have been filed.  The most recent of these lawsuits allege claims on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and March 28, 2001 (the “Class Period”). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934.  The Company has retained counsel to defend these cases.  On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases.  The Court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint.  The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under the Securities Act of 1933 arising from the Company’s secondary public offering in October 2000.  On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint.  On March 25, 2003, the Court executed an order granting with to amend the Company’s motion to dismiss and giving plaintiffs until May 26 to file an amended complaint.

In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit alleges that during the Class Period, the present and former members of the Company’s board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the plaintiff alleges that the present and former members of the Company’s board breached their fiduciary duties to the Company.  The alleged stockholder filed the lawsuit without first making a demand upon the board of directors.  The Company has retained counsel to defend this case.  On February 1, 2002, the Court sustained the Company’s demurrer to the plaintiff’s complaint with leave to amend.  On March 8, 2002, the plaintiff filed a first amended complaint.  On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002.  On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint.  On April 29, 2002, the plaintiff filed a second amended complaint.  On May 31, 2002, the Company filed a demurrer to the second amended complaint.  On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff.  On June 21, 2002, the Court sustained the Company’s demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company.  The Court, however, granted Huang’s motion to intervene and ordered Huang to file a complaint in intervention.  Huang filed a complaint in intervention on July 5, 2002.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Grosset action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action. The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on July 18, 2003.

On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset.  The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001.  These additional allegations relate to the Company’s May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Bemanian action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action.  The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on July 18, 2003.

On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York.  The lawsuit also names as defendants the underwriters on the Company’s initial public offering and secondary offering.  The plaintiff alleges that defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public offerings.  This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.  The complaint in this case was served on the Company on June 20, 2002.  On November 1, 2002, the Court heard argument on motions to dismiss all of the IPO laddering cases.  On February 19, 2003, the Court issued an order on the motion to dismiss the IPO laddering cases.  As to the Company, the motion was denied and as to its present and former officers and directors who were also named as defendants, the motion was denied in part and granted in part with two former officers being dismissed from the case.  The Company believes that this case lacks merit and intends to defend the case vigorously.

In addition to the above matters, the Company is involved in certain other legal proceedings, including various employee related lawsuits, which are generally incidental to its normal business activities.  The Company cannot make an estimate of the potential loss from these legal proceedings.  However, the Company believes that these cases lack merit and intends to defend the cases vigorously.

Note 9 – Concentrations of Risk

Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of the Company’s total net revenues. The loss of any of the Company’s key customers, or a significant reduction in sales to those customers, could significantly reduce the Company’s net revenues.  For the three months ended March 31, 2003, Hitachi Data Systems and Network Appliance each accounted for 14% of our net revenues.

For the three months ended March 31, 2002, Hitachi Data Systems accounted for 22% of our net revenues, Acal Electronics accounted for 14% of our net revenues, and Info X, Inc. accounted for 10% of our net revenues.  A significant portion of the products sold to the distributors was utilized by the Company’s OEM customers.  The Company anticipates that its operating results in any given period will continue to depend, to a significant extent, upon revenues from a small number of customers.

Note 10 – Stock Option Exchange Program

In August 2002, the Company’s compensation committee of its board of directors approved a voluntary stock option exchange program for the Company’s employees, excluding executive officers and directors.  Under the program, the Company’s employees, excluding executive officers and directors, were given the opportunity to cancel stock options granted to them between March 10, 1999 and August 29, 2002 in exchange for a number of new options based on each individual option holder’s position and performance at the Company to be granted in the future, on a date more than six months after the date of cancellation of the original options.  The exercise price of the new options was the fair market value of the Company’s common stock on that date (March 31, 2003). Cancelled options totaled 2,984,352 with an average exercise price of $13.48 per share.  On March 31, 2003, the Company granted a total of 2,391,852 options to purchase its common stock with an exercise price of $2.79 in exchange for the options cancelled.

Note 11 – Stock Repurchase Plan

On March 20, 2003, the board of directors authorized the Company to repurchase up to $10,000 of its outstanding common stock in open market and private transactions over a twelve-month period ending March 21, 2004.  The timing and price of stock purchases will be made at the discretion of management.  As of March 31, 2003, the Company had not repurchased any of its outstanding common stock under the plan approved on March 20, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to the historical information contained herein, the discussions in this Report on Form 10-Q in general may contain certain forward-looking statements. In addition, when used in this Form 10-Q, the words “anticipates,” “in the opinion,” “believes,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, as well as in “Risk Factors” set forth herein. The Company expressly disclaims any obligation or undertaking to release publicly any updates or changes to these forward-looking statements that may be made to reflect any future events or circumstances. References contained herein to “JNI,” the “Company,” “we,” “our” and “us” refer to JNI Corporation.

Overview

We are a leading designer and supplier of Fibre Channel enterprise storage connectivity products that connect servers and data storage devices. We currently design, market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. Our Fibre Channel products operate with most major server operating systems and network configurations used in SANs. Our Fibre Channel host bus adapters incorporate our proprietary ASIC technology and can be used both with Unix-based and PC-based server platforms and their associated interfaces. Our software drivers enable the integration of our host bus adapters into heterogeneous environments and ensure interoperability between different sets of platforms and servers. We also offer a line of InfiniBand products for server-to-server connectivity that are designed to operate with Windows and Linux operating systems.  As of March 31, 2003, we had a total of 158 employees compared to 194 employees as of March 31, 2002.

Revenues are comprised principally of sales of our host bus adapter products and host channel adapter module products.  To a lesser extent, revenues also include sales of our ASICs and fees received from ASIC development agreements.

Cost of revenues is comprised principally of payments to our contract manufacturers, costs of components, final assembly costs, manufacturing and quality-related costs, inventory management costs, warranty and support costs and material expediting charges. Cost of revenues also includes amortization of licensed technology acquired in connection with the purchase of the exclusive license to Troika Networks’ Fibre Channel software and hardware products.  We expect our gross margin to be affected by many factors, including changes in average unit selling price, fluctuations in demand for our products, the mix of products sold, the mix of sales channels through which our products are sold, the timing and size of customer orders, fluctuations in manufacturing volumes, changes in costs of components, and new product introductions both by us and our competitors.  We reserve for warranty claims at the time of sale based on historical experience.

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

Amortization of stock-based compensation relates to unearned stock-based compensation recorded in connection with the grant of stock options to employees in all operating expense categories where the option exercise price was less than the fair value of the underlying shares of common stock as determined for financial reporting purposes.  The amortization of stock-based compensation was completed during the year ended December 31, 2002.

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

•                  valuation of investment;

•                  allowance for doubtful accounts;

•                  litigation; and

•                  accounting for income taxes.

You should refer to our Annual Report on Form 10-K filed on March 28, 2003 for a discussion of our policies above.

Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes contained elsewhere in this report.

Comparison of Three Months Ended March 31, 2003 and 2002

Net revenues. Net revenues decreased $3.8 million, or 31.8%, to $8.1 million in the three months ended March 31, 2003 from $11.9 million in the three months ended March 31, 2002.  The decrease was due to a decline in sales of our PCI and SBus host bus adapter products partially offset by an increase in sales of our InfiniBand host channel adapter products and ASICs and fees received under ASIC related agreements.  Total host bus adapter revenues decreased $5.9 million from the first quarter of 2002 to the first quarter of 2003 primarily as a result of a decrease in overall unit sales.  This decrease in host bus adapter revenues was partially offset by a $1.3 million increase in sales of our InfiniBand host channel adapter products and a $785,000 increase in revenue from ASICs and ASIC related agreements.  Revenue from our ASIC related agreements during the first quarter of 2003 includes $350,000 of revenue recognized from a perpetual software license fee to a third party for which the Company has no further significant obligations.  The $350,000 in consideration consisted of $50,000 in cash which has been received and $300,000 in preferred stock of the third party, a privately held technology company.  The value of the preferred stock was determined by reference to the latest round of financing obtained by the third party.

As our customers migrate from one-gigabit to two-gigabit Fibre Channel host bus adapter products, we have experienced a significant increase in revenues from our two-gigabit products for the three months ended March 31, 2003 compared to the same period in the prior year that has partially offset the significant decline in revenues from our one-gigabit products.  Sales of our two-gigabit products increased by $1.7 million for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.  Revenues from the sale of our two-gigabit products represented 51.2% and 20.3% of total net revenues for the three months ended March 31, 2003 and 2002, respectively.  Sales to customers outside of the United States accounted for 22% and 26% of net revenues for the three months ended March 31, 2003 and 2002, respectively.

Gross profit. Gross profit decreased $1.3 million, or 22.1%, to $4.6 million in the three months ended March 31, 2003 from $5.9 million in the three months ended March 31, 2002. Gross margin as a percentage of net revenues increased to 56.6% during the three months ended March 31, 2003 from 49.6% during the three months ended March 31, 2002.  The increase was primarily due to a reduction in material costs for our host bus adapter products and changes in product mix.  The cost of components for our host bus adapters has decreased from a year ago due to our continued focus on cost reductions and alternate sources of supply.  Additionally, the increase in revenue from our ASIC and ASIC related agreements, which carry higher margins, also contributed to the increase in gross margin.

In the first quarter of 2002, we determined that simple modifications to host bus adapters previously considered excess inventory would make them saleable product.  The value of converted boards sold with a zero cost basis totaled $404,000 during the three months ended March 31, 2003 compared to $278,000 during the three months ended March 31, 2002, favorably impacting margins.

Research and development. Research and development expenses decreased $469,000, or 8.5%, to $5.1 million for the three months ended March 31, 2003 from $5.5 million for the three months ended March 31, 2002. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from a reduction in headcount from the first quarter of 2002 to the first quarter of 2003 as well as a decrease in consulting expenses.  Additionally, the decrease was due to a decline in non-recurring engineering expenses and a lower allocation of corporate facility costs due to the Company vacating one of the floors at its corporate headquarters in the fourth quarter of 2002 partially offset by a charge for the write-off of idle research and development equipment.  Research and development expenses as a percentage of net revenues increased significantly for the three months ended March 31, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

Selling and marketing.  Selling and marketing expenses decreased $671,000, or 20.1%, to $2.7 million for the three months ended March 31, 2003 from $3.3 million for the three months ended March 31, 2002.  The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from a reduction in headcount from the first quarter of 2002 to the first quarter of 2003.  Additionally, the decrease was due to a reduction in consulting expenses, a lower allocation of corporate facility costs due to the Company vacating one of the floors at its corporate headquarters in the fourth quarter of 2002, a decrease in travel expenses and reduced promotional costs partially offset by the cost of boards provided to one of our significant customers for interoperability testing and a charge for the write off of idle marketing equipment.  Selling and marketing expenses as a percentage of net revenues increased for the three months ended March 31, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

General and administrative. General and administrative expenses increased $59,000, or 2.9%, to $2.1 million for the three months ended March 31, 2003 from $2.0 million for the three months ended March 31, 2002.  The increase was primarily due to an increase in consulting expenses and legal fees offset by a decrease in personnel costs due to a reduction in headcount from the first quarter of 2002 to the first quarter of 2003 and a reduction in the Company’s reserve for bad debt due to the decreasing trend in gross accounts receivable coupled with the lack of significant write-offs in the past and continued strength of the accounts receivable aging.  General and administrative expenses as a percentage of net revenues increased significantly for the three months ended March 31, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

Interest income.  Interest income decreased $376,000, or 45.1%, to $457,000 for the three months ended March 31, 2003 from $833,000 for the three months ended March 31, 2002. The decrease in interest income is primarily due to the decrease in interest rates over the past year as well as a decrease in the cash and marketable securities balance in the first quarter of 2003 compared to 2002.

Income tax provision. As a result of our tax projections for fiscal year 2003, our estimated effective tax rate for fiscal year 2003 is 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended March 31, 2003. Our estimated effective tax rate for fiscal year 2002 was 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended March 31, 2002.

Liquidity and Capital Resources

During the three months ended March 31, 2003, cash used in operating activities was $7.1 million, compared to $696,000 of cash provided by operating activities during the three months ended March 31, 2002.  The cash used in operations during the three months ended March 31, 2003 reflects a net loss before depreciation, amortization, a write-off of property and equipment and other non-cash items of approximately $2.9 million and a $5.0 million decrease in accrued liabilities primarily due to payments associated with the termination of a facilities lease, deferred revenue and other liabilities partially offset by $770,000 of cash provided by other working capital items such as accounts receivable, inventory, other assets and accounts payable.

Net cash provided by investing activities was $7.2 million in the three months ended March 31, 2003 and consisted of proceeds from the sale of marketable securities partially offset by capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $1.4 million in the three months ended March 31, 2002 and consisted of proceeds from the sale of marketable securities of $9.5 million for the purchase of licensed technology and services from Troika for $7.5 million and $2.0 million for the purchase of an equity investment in a privately held InfiniBand semiconductor developer offset by capital expenditures and purchases of marketable securities available for sale.

Net cash used in financing activities in the three months ended March 31, 2003 was $61,000 and consisted of payments on capital leases.  Net cash provided by financing activities was $26,000 in the three months ended March 31, 2002, which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options.

We had $95.1 million of cash and cash equivalents and investments and $73.5 million of working capital at March 31, 2003.  We believe that our cash and investments position will be sufficient to meet our working capital needs at least through the next 12 months.

At March 31, 2003, our outstanding commitments included (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$23,579	$3,304	$5,997	$5,459	$8,819
Capital leases	594	280	314	—	—
Purchase commitments for inventory	1,589	1,589	—	—	—
Total	$25,762	$5,173	$6,311	$5,459	$8,819

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

In January 2003, we announced that we are investigating strategic options to optimize the value and market responsiveness of our ASIC assets.  As of March 31, 2003, we have not concluded our investigation.

On March 20, 2003, the board of directors authorized the Company to repurchase up to $10 million of its outstanding common stock in open market and private transactions over a twelve-month period ending March 20, 2004.  The timing and price of stock purchases will be made at the discretion of management.  As of March 31, 2003, the Company had not repurchased any of its outstanding common stock under the plan approved on March 20, 2003.

Our intent is to move our corporate headquarters.  We would like to secure office space that is less expensive than our current office space and which would also allow us to expand our job applicant pool to Orange County, California in addition to San Diego County, California.  Before such a move, we would need to find a tenant to lease our current corporate headquarters.  If we find a new tenant for this space and are able to eliminate our current lease obligation for our corporate headquarters, we may incur an additional loss on our lease commitment and may need to expend some of our cash and investments which could have an adverse impact on our financial condition and results of operations.  We have made no commitments to date with respect to the possible relocation of our corporate headquarters.

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

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2003.

Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

Item 4.  Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART  II  –  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and January 24, 2001.  Thereafter, five additional and virtually identical lawsuits have been filed.  The most recent of these lawsuits allege claims on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and March 28, 2001 (the “Class Period”). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934.  The Company has retained counsel to defend these cases.  On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases.  The Court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint.  The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under the Securities Act of 1933 arising from the Company’s secondary public offering in October 2000.  On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint.  On March 25, 2003, the Court executed an order granting with to amend the Company’s motion to dismiss and giving plaintiffs until May 26 to file an amended complaint.

In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit alleges that during the Class Period, the present and former members of the Company’s board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the plaintiff alleges that the present and former members of the Company’s board breached their fiduciary duties to the Company.  The alleged stockholder filed the lawsuit without first making a demand upon the board of directors.  The Company has retained counsel to defend this case.  On February 1, 2002, the Court sustained the Company’s demurrer to the plaintiff’s complaint with leave to amend.  On March 8, 2002, the plaintiff filed a first amended complaint.  On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002.  On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint.  On April 29, 2002, the plaintiff filed a second amended complaint.  On May 31, 2002, the Company filed a demurrer to the second amended complaint.  On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff.  On June 21, 2002, the Court sustained the Company’s demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company.  The Court, however, granted Huang’s motion to intervene and ordered Huang to file a complaint in intervention.  Huang filed a complaint in intervention on July 5, 2002.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Grosset action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action. The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on July 18, 2003.

On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset.  The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001.  These additional allegations relate to the Company’s May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11,

2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Bemanian action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action.  The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on July 18, 2003.

On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York.  The lawsuit also names as defendants the underwriters on the Company’s initial public offering and secondary offering.  The plaintiff alleges that defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public offerings.  This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.  The complaint in this case was served on the Company on June 20, 2002.  On November 1, 2002, the Court heard argument on motions to dismiss all of the IPO laddering cases.  On February 19, 2003, the Court issued an order on the motion to dismiss the IPO laddering cases.  As to the Company, the motion was denied and as to its present and former officers and directors who were also named as defendants, the motion was denied in part and granted in part with two former officers being dismissed from the case.  The Company believes that this case lacks merit and intends to defend the case vigorously.

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

Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues.  For the three months ended March 31, 2003, Hitachi Data Systems and Network Appliance each accounted for 14% of our net revenues.  A significant portion of the products sold to the distributors was utilized by our OEM customers.  We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.

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

In addition to our Fibre Channel-based products, we offer host channel adapter modules based on the InfiniBand Architecture standard.  The InfiniBand standard, like all new standards, is subject to market and research and development transitions with major OEM customers.  To date, we have announced one OEM design win for InfiniBand with Network Appliance, and the success or failure of this relationship and Network Appliance’s success with its InfiniBand product will have a material effect on our ability to expand our InfiniBand business.  We currently intend to continue to make research and development investments to developing InfiniBand products.  In recent periods, several key industry participants have withdrawn support for InfiniBand or terminated their efforts to support InfiniBand, which increases the risks associated with our investment in InfiniBand technology.  In addition, Mellanox is currently the only significant supplier of integrated circuits that implement InfiniBand technology, and we cannot assure you that they will continue to supply such integrated circuits to us on reasonable terms or at all.  The absence of multiple integrated circuit suppliers for the InfiniBand market may deter customers from deploying InfiniBand technology due to concerns over the long-term viability of the market.  Although 10 Gigabit Ethernet for server to server connectivity will likely not be commercially deployed until at least 2005, InfiniBand will eventually compete with 10 Gigabit Ethernet, which is a standard that has considerably more industry support than InfiniBand. There is no assurance that InfiniBand will ever achieve greater acceptance in the market, and if the market for InfiniBand does not materialize as anticipated, our investment in InfiniBand may not result in any material benefits to our business.

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

Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our ASIC wafers. Sanmina-SCI Corporation in Rapid City, South Dakota, and Corlund Electronics in Tustin, California, whose assets were recently acquired by Varian, Inc., perform substantially all assembly operations for our host bus adapters and host channel adapter modules.  The contract electronics manufacturing industry, which includes Sanmina-SCI and Corlund, has experienced substantial disruption as a result of the current economic downturn, which increases the risks associated with our reliance on these manufacturers. We have no firm long-term commitments from any of these companies to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

Export sales accounted for 22% of our net revenues during the three months ended March 31, 2003, 24% of our net revenues in 2002, 30% of our net revenues in 2001 and 23% of our net revenues in 2000. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

3.1(2)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(3)	Certificate of Designation, Preferences and Rights
3.2(4)	Bylaws of the Company
4.1(3)	Form of Rights Agreement between the Company and U.S. Stock Transfer Corporation
10.33(1)	Agreement Regarding Lease dated February 14, 2003 between Pacific Plaza Carmel Valley LLC, JNI Corporation and Iomega Corporation
10.16(1)	Second Amended and Restated Lease dated February 27, 2003 between Pacific Plaza Carmel Valley LLC and JNI Corporation
99.1(1)	Certification of Chief Executive Officer
99.2(1)	Certification of Chief Financial Officer

(b)                                 Reports on Form 8-K

None.

(1)          Filed herewith.

(2)          Incorporated by reference to the Registration Statement on Form S-1 filed by JNI on October 12, 1999 (File No. 333-86501).

(3)          Incorporated by reference to the Current Report on Form 8-K filed by JNI on February 9, 2001 (File No. 000-27755).

(4)          Incorporated by reference to the Annual Report on Form 10-K filed by JNI on March 28, 2003 (File No. 000-27755).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

JNI CORPORATION

Date: May 14, 2003	By:	/s/ RUSSELL STERN
Russell Stern
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2003		/s/ PAUL KIM
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ PAUL KIM
Paul Kim,
Chief Financial Officer

EXHIBIT INDEX

(a)                                  Exhibits

3.1(2)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(3)	Certificate of Designation, Preferences and Rights
3.2(4)	Bylaws of the Company
4.1(3)	Form of Rights Agreement between the Company and U.S. Stock Transfer Corporation
10.33(1)	Agreement Regarding Lease dated February 14, 2003 between Pacific Plaza Carmel Valley LLC, JNI Corporation and Iomega Corporation
10.16(1)	Second Amended and Restated Lease dated February 27, 2003 between Pacific Plaza Carmel Valley LLC and JNI Corporation
99.1(1)	Certification of Chief Executive Officer
99.2(1)	Certification of Chief Financial Officer

(b)                               Reports on Form 8-K

None.

(1)          Filed herewith.

(2)          Incorporated by reference to the Registration Statement on Form S-1 filed by JNI on October 12, 1999 (File No. 333-86501).

(3)          Incorporated by reference to the Current Report on Form 8-K filed by JNI on February 9, 2001 (File No. 000-27755).

(4)          Incorporated by reference to the Annual Report on Form 10-K filed by JNI on March 28, 2003 (File No. 000-27755).