Form 10-Q
period 2003-06-30
JNI CORP
filed 2003-08-13
CIK 1094087

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 27,079,930 shares of the registrant’s common stock, $0.001 par value, outstanding.

PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

JNI Corporation

BALANCE SHEETS

(In thousands, except share and per share data)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,429	$3,809
Marketable securities available for sale	69,818	83,558
Accounts receivable, net	2,949	3,715
Inventories	3,554	3,874
Other current assets	1,760	1,255
Total current assets	82,510	96,211
Marketable securities available for sale	15,816	15,313
Property and equipment, net	7,955	8,980
Licensed technology, net	525	600
Equity investments	900	600
Other assets	236	377
	$107,942	$122,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,231	$3,188
Accrued liabilities	6,760	10,697
Deferred revenue	1,150	1,709
Total current liabilities	12,141	15,594
Other liabilities	237	368
Total liabilities	12,378	15,962

Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, undesignated series, 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 100,000,000 shares authorized; 26,942,182 and 26,590,864 shares issued and outstanding	27	27
Additional paid-in capital	147,503	146,580
Accumulated other comprehensive income	147	246
Accumulated deficit	(46,050)	(34,680)
Common stock in treasury, at cost – 1,102,500 and 1,100,000 shares	(6,063)	(6,054)
Total stockholders’ equity	95,564	106,119
	$107,942	$122,081

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues	$5,806	$10,923	$13,937	$22,837
Cost of revenues	2,370	5,847	5,899	11,853
Gross profit	3,436	5,076	8,038	10,984

Operating expenses:
Research and development	5,747	5,625	10,800	11,147
Selling and marketing	2,548	3,232	5,208	6,563
General and administrative	2,128	2,212	4,198	4,223
Loss on lease commitment	—	3,172	—	3,172
Amortization of stock-based compensation	—	41	—	92
Total operating expenses	10,423	14,282	20,206	25,197

Operating income (loss)	(6,987)	(9,206)	(12,168)	(14,213)

Interest income	344	824	801	1,698
Other income (expense), net	4	(336)	(3)	(336)
Income (loss) before income taxes	(6,639)	(8,718)	(11,370)	(12,851)
Income tax provision	—	—	—	—
Net income (loss)	$(6,639)	$(8,718)	$(11,370)	$(12,851)

Earnings (loss) per share:
Basic	$(0.25)	$(0.33)	$(0.43)	$(0.48)
Diluted	$(0.25)	$(0.33)	$(0.43)	$(0.48)

Number of shares used in per share computations:

Basic	26,756,000	26,590,000	26,674,000	26,586,000
Diluted	26,756,000	26,590,000	26,674,000	26,586,000

See accompanying notes to financial statements.

JNI Corporation

STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(11,370)	$(12,851)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,766	2,873
Loss on write-off of property and equipment	582	—
Amortization of licensed technology	75	447
Amortization of stock-based compensation	—	91
Non-cash revenue consideration	(300)	—
Non-cash expense and charges	—	580
Changes in assets and liabilities:
Accounts receivable	766	2,127
Inventories	320	3,305
Other assets	(364)	(2)
Accounts payable	1,043	2,173
Accrued liabilities	(3,814)	1,028
Deferred revenue	(559)	(339)
Other liabilities	(131)	1,332
Net cash (used in) provided by operating activities	(10,986)	764

Cash flows from investing activities:
Purchases of marketable securities available for sale	(862)	(1,729)
Proceeds from sales of marketable securities available for sale	14,000	9,500
Capital expenditures	(2,323)	(783)
Purchase of licensed technology and services	—	(7,500)
Purchase of equity investment	—	(2,000)
Net cash provided by (used in) investing activities	10,815	(2,512)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	923	531
Purchase of treasury stock	(9)	—
Payment of capital leases	(123)	—
Net cash provided by financing activities	791	531
Net change in cash and cash equivalents	620	(1,217)
Cash and cash equivalents, beginning of period	3,809	4,490
Cash and cash equivalents, end of period	$4,429	$3,273

Supplemental non-cash activity:
Settlement of a note receivable in the form of common stock received into treasury stock	$—	$1,260

See accompanying notes to financial statements.

JNI Corporation

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

(unaudited)

Note 1 — General

The accompanying unaudited financial statements of JNI Corporation (the “Company”) for the three and six month periods ended June 30, 2003 and 2002 have been prepared on the same basis as the audited financial statements for the year ended December 31, 2002 and, in the opinion of management, include all adjustments (consisting only of normal recurring items) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods.  However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The interim financial statements and notes are presented as permitted by the requirements of Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes thereto.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.  The interim financial information contained in this Quarterly Report is not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Note 2 — Inventory

Components of inventories are as follows:

	As of
	June 30, 2003	December 31, 2002
Inventories:
Raw materials	$1,598	$1,615
Work in process	73	204
Finished goods	1,883	2,055
Total	$3,554	$3,874

Note 3 — Reconciliation of Net Income (Loss) and Shares Used in Per Share Computations

Earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and is presented for basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period increased to include, if dilutive, the number of additional common shares that would have been outstanding if the potential common shares had been issued.  The dilutive effect of outstanding stock options is reflected in diluted earnings (loss) per share by application of the treasury stock method.  The Company has excluded all outstanding stock options from the calculation of diluted loss per share for the three and six months ended June 30, 2003 and 2002 because such securities are antidilutive for these periods.  The total number of potential common shares excluded from the calculations of diluted loss per common share was 806,000 and 399,000 for the three and six months ended June 30, 2003, respectively, and 169,000 and 239,000 for the three and six months ended June 30, 2002, respectively.

The following table sets forth the computation of basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Numerator:
Net income (loss)	$(6,639)	$(8,718)	$(11,370)	$(12,851)
Denominator:
Denominator for basic earnings (loss) per share Weighted average shares outstanding	26,756,000	26,590,000	26,674,000	26,586,000
Effect of dilutive securities:
Dilutive options outstanding	—	—	—	—
Employee stock purchase plan shares	—	—	—	—

Denominator for diluted earnings (loss) per share – adjusted weighted average shares	26,756,000	26,590,000	26,674,000	26,586,000

Note 4 — Comprehensive Income (Loss)

The Company presents unrealized gains and losses on the Company’s available-for-sale securities in its statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2003 and 2002, total comprehensive income (loss) was $(6,627) and $(8,794), respectively. During the six months ended June 30, 2003 and 2002, total comprehensive income (loss) was $(11,469) and $(13,189), respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities available for sale and included an unrealized gain of $12 and an unrealized loss of $76 during the three months ended June 30, 2003 and 2002, respectively, and an unrealized loss of $99 and $338 during the six months ended June 30, 2003 and 2002, respectively.

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

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company’s net income (loss) and basic and diluted earnings (loss) per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	(6,639)	(8,718)	(11,370)	(12,851)
Stock based compensation included in net income (loss)	—	41	—	92
Stock based employee compensation expense under fair value based method	(353)	(2,662)	(1,565)	(4,607)
Pro forma net income (loss)	(6,992)	(11,339)	(12,935)	(17,366)
Basic earnings (loss) per common share:
As reported	(0.25)	(0.33)	(0.43)	(0.48)
Pro forma	(0.26)	(0.43)	(0.48)	(0.65)
Diluted earnings (loss) per common share:
As reported	(0.25)	(0.33)	(0.43)	(0.48)
Pro forma	(0.26)	(0.43)	(0.48)	(0.65)

Note 6 – Product Warranty

The Company’s current practice is generally to warranty its adapter products against defects in materials and workmanship for a one to five-year period from the date of shipment and its Application Specific Integrated Circuits (“ASICs”) products for a one-year period from the date of shipment.  The estimated cost of warranty obligations is accrued at the time revenue is recognized.  In estimating its warranty obligations, the Company considers various relevant factors, including the Company’s stated warranty policies and practices, historical product returns and failure rates and the estimated cost to replace or repair its products under warranty.  The following table reflects the change in the Company’s warranty accrual during the six months ended June 30, 2003 and June 30, 2002.

	For the six months ended June 30, 2003	For the six months ended June 30, 2002
Balance, beginning of period	$206	$100
Accruals for warranties issued during the period	187	110
Settlements made during the period	(73)	(46)
Balance, end of period	$320	$164

Note 7 — Income Taxes

The effective tax rate for 2003 and 2002 is zero percent because no tax benefit has been recognized for the current and previous year operating losses and other benefits.  The Company has recorded a full valuation allowance against its deferred tax assets because it does not consider the realizability of such related tax benefits to be more likely than not.

Note 8 — Contingencies

In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and January 24, 2001.  Thereafter, five additional and virtually identical lawsuits have been filed.  The most recent of these lawsuits allege claims on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and March 28, 2001 (the “Class Period”). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934.  The Company has retained counsel to defend these cases.  On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases.  The Court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint.  The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under the Securities Act of 1933 arising from the Company’s secondary public offering in October 2000.  On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint.  On March 25, 2003, the Court executed an order granting with leave to amend the Company’s motion to dismiss and giving plaintiffs until May 27 to file an amended complaint.  On May 27, 2003, plaintiffs filed a second amended consolidated complaint for violation of federal securities laws.  On June 13, 2003, the Company filed a motion to dismiss and a motion to strike the second amended consolidated complaint for violation of federal securities laws.  On July 21, 2003, the court took the Company’s motions under submission.

In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit alleges that during the Class Period, the present and former members of the Company’s board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the plaintiff alleges that the present and former members of the Company’s board breached their fiduciary duties to the Company.  The alleged stockholder filed the lawsuit without first making a demand upon the board of directors.  The Company has retained counsel to defend this case.  On February 1, 2002, the Court sustained the Company’s demurrer to the plaintiff’s complaint with leave to amend.  On March 8, 2002, the plaintiff filed a first amended complaint.  On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002.  On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint.  On April 29, 2002, the plaintiff filed a second amended complaint.  On May 31, 2002, the Company filed a demurrer to the second amended complaint.  On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff.  On June 21, 2002, the Court sustained the Company’s demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company.  The Court, however, granted Huang’s motion to intervene and ordered Huang to file a complaint in intervention.  Huang filed a complaint in intervention on July 5, 2002.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Grosset action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action. The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on August 22, 2003, with a further hearing scheduled for August 29, 2003.

On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset.  The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001.  These additional allegations relate to the Company’s May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Bemanian action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action.  The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on August 22, 2003, with a further hearing scheduled for August 29, 2003.

On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York.  The lawsuit also names as defendants the underwriters on the Company’s initial public offering and secondary offering.  The plaintiff alleges that defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public offerings.  This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.  The complaint in this case was served on the Company on June 20, 2002.  On November 1, 2002, the Court heard argument on motions to dismiss all of the IPO laddering cases.  On February 19, 2003, the Court issued an order on the motion to dismiss the IPO laddering cases.  As to the Company, the motion was denied and as to its present and former officers and directors who were also named as defendants, the motion was denied in part and granted in part with two former officers being dismissed from the case.  On June 26, 2003, a proposed partial global settlement was announced between the securities issuers and their directors and officers and the plaintiffs that has been structured in the IPO laddering cases which would guarantee at least $1 billion dollars to investors who are class members from the insurers of the issuers.  The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers.  On July 25, 2003, the board of directors of the Company voted to approve the proposed settlement.  The proposed settlement is subject to acceptance by the other securities issuers and court approval.  The Company believes that the allegations in these lawsuits are without merit and intends to defend against the lawsuits vigorously.  The Company cannot predict the likely outcome of these lawsuits, and an adverse result in any of these lawsuits could have a material adverse effect on the Company.

In addition to the above matters, the Company is involved in certain other legal proceedings, including various employee related lawsuits, which are generally incidental to its normal business activities.  The Company cannot make an estimate of the potential loss from these legal proceedings.  However, the Company believes that these cases lack merit and intends to defend the cases vigorously.

Note 9 – Concentrations of Risk

Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of the Company’s total net revenues. The loss of any of the Company’s key customers, or a significant reduction in sales to those customers, could significantly reduce the Company’s net revenues.  For the six months ended June 30, 2003, Network Appliance accounted for 14% of our net revenues, Hitachi Data Systems accounted for 11% and Info X, Inc. accounted for 10% of our net revenues.  For the six months ended June 30, 2002, Hitachi Data Systems accounted for 24% of our net revenues and Acal Electronics accounted for 13% of our net revenues.  A significant portion of the products sold to the distributors were utilized by the Company’s OEM customers.  The Company anticipates that its operating results in any given period will continue to depend, to a significant extent, upon revenues from a small number of customers.

Note 10 – Stock Option Exchange Program

In August 2002, the Company’s compensation committee of its board of directors approved a voluntary stock option exchange program for the Company’s employees, excluding executive officers and directors.  Under the program, the Company’s employees, excluding executive officers and directors, were given the opportunity to cancel stock options granted to them between March 10, 1999 and August 29, 2002 in exchange for a number of new options based on each individual option holder’s position and performance at the Company to be granted in the future, on a date more than six months after the date of cancellation of the original options.  The exercise price of the new options was the fair market value of the Company’s common stock on the date of grant (March 31, 2003). Cancelled options totaled 2,984,352 with an average exercise price of $13.48 per share.  On March 31, 2003, the Company granted a total of 2,391,852 options to purchase its common stock with an exercise price of $2.79 in exchange for the options cancelled.

Note 11 – Stock Repurchase Plan

On March 20, 2003, the board of directors authorized the Company to repurchase up to $10,000 of its outstanding common stock in open market and private transactions over a twelve-month period ending March 21, 2004.  The timing and price of stock purchases are being made at the discretion of management.  As of June 30, 2003, the Company repurchased 2,500 shares of its outstanding common stock at a total cost of approximately nine thousand dollars under the plan approved on March 20, 2003.

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

Overview

We are a leading designer and supplier of Fibre Channel enterprise storage connectivity products that connect servers and data storage devices. We currently design, market and sell a broad range of Fibre Channel host bus adapters that connect servers to storage subsystems to facilitate the integration and management of devices used in storage area networks, or SANs. Our Fibre Channel products operate with most major server operating systems and network configurations used in SANs. Our Fibre Channel host bus adapters incorporate our proprietary ASIC technology and can be used both with Unix-based and PC-based server platforms and their associated interfaces. Our software drivers enable the integration of our host bus adapters into heterogeneous environments and ensure interoperability between different sets of platforms and servers. We also offer a line of InfiniBand products for server-to-server connectivity that are designed to operate with Windows and Linux operating systems.  As of June 30, 2003, we had a total of 150 employees compared to 194 employees as of June 30, 2002.

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

•                  valuation of investments;

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

Comparison of Three Months Ended June 30, 2003 and 2002

Net revenues. Net revenues decreased $5.1 million, or 46.9%, to $5.8 million in the three months ended June 30, 2003 from $10.9 million in the three months ended June 30, 2002.  The decrease was due to a decline in sales of our PCI and SBus host bus adapter products partially offset by an increase in sales of our InfiniBand host channel adapter products and ASICs and fees received under ASIC related agreements.  Total host bus adapter revenues decreased $5.9 million from the second quarter of 2002 to the second quarter of 2003 primarily as a result of a decrease in overall unit sales.  This decrease in host bus adapter revenues was partially offset by a $734,000 increase in sales of our InfiniBand host channel adapter products and an $85,000 increase in revenue from ASICs and ASIC related agreements.

As our customers migrate from one-gigabit to two-gigabit Fibre Channel host bus adapter products, we have experienced an increase in revenues from our two-gigabit products for the three months ended June 30, 2003 compared to the same period in the prior year that has partially offset the significant decline in revenues from our one-gigabit products.  Sales of our two-gigabit products increased by $364,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  Revenues from the sale of our two-gigabit products represented 65.6% and 31.5% of total net revenues for the three months ended June 30, 2003 and 2002, respectively.  Sales to customers outside of the United States accounted for 28% and 22% of net revenues for the three months ended June 30, 2003 and 2002, respectively.

Gross profit. Gross profit decreased $1.6 million, or 32.3%, to $3.4 million in the three months ended June 30, 2003 from $5.1 million in the three months ended June 30, 2002. Gross margin as a percentage of net revenues increased to 59.2% during the three months ended June 30, 2003 from 46.5% during the three months ended June 30, 2002.  The increase was primarily due to a reduction in material costs for our host bus adapter products and changes in product mix.  The cost of components for our host bus adapters has decreased from a year ago due to our continued focus on cost reductions and alternate sources of supply.  Additionally, the increase in revenue from our ASIC and ASIC related agreements, which carry higher margins, also contributed to the increase in gross margin.

Gross margins for the three months ended June 30, 2002 were also affected unfavorably by amortization costs associated with our licensed technology and additional costs incurred on an ASIC development agreement in comparison to gross margins for the three months ended June 30, 2003.  Amortization costs associated with our licensed technology totaled $38,000 in the three months ended June 30, 2003 compared to $378,000 in the three months ended June 30, 2002.  This decrease is a result of the impairment charge we recorded in the fourth quarter of 2002 to write down the carrying value of our licensed technology.  In addition, during the second quarter of 2002, we revised our estimated costs at completion for an ASIC development agreement which resulted in reduced margins on the project, and a cumulative catch-up adjustment to increase cost of revenues by $277,000 was recorded.

In the first quarter of 2002, we determined that simple modifications to host bus adapters previously considered excess inventory would make them saleable product.  The value of converted boards sold with a zero cost basis totaled $159,000 during the three months ended June 30, 2003 compared to $459,000 during the three months ended June 30, 2002, which had a favorable impact on margins during the three months ended June 30, 2003 and 2002.

Research and development. Research and development expenses increased $122,000, or 2.2%, to $5.7 million for the three months ended June 30, 2003 from $5.6 million for the three months ended June 30, 2002. The increase in research and development expenses was due primarily to an increase in consulting expenses and non-recurring engineering expenses associated with our ASIC development efforts.  Additionally, an increase in recruiting costs due to the hiring of additional engineers in the second quarter of 2003 also contributed to the increase in research and development expenses.  These increases were partially offset by a decrease in occupancy expense, resulting from a lower allocation of corporate facility costs due to the Company vacating one of the floors at its corporate headquarters in the fourth quarter of 2002.  Research and development expenses as a percentage of net revenues increased for the three months ended June 30, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

Selling and marketing.  Selling and marketing expenses decreased $684,000, or 21.2%, to $2.5 million for the three months ended June 30, 2003 from $3.2 million for the three months ended June 30, 2002.  The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from a reduction in headcount from the second quarter of 2002 to the second quarter of 2003.  Additionally, the decrease was due to a reduction in occupancy expense as a result of lower allocation of corporate facility costs due to the Company vacating one of the floors at its corporate headquarters in the fourth quarter of 2002 and a decrease in travel expenses, partially offset by an increase in consulting expenses.  Selling and marketing expenses as a percentage of net revenues increased for the three months ended June 30, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

General and administrative. General and administrative expenses decreased $84,000, or 3.8%, to $2.1 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002.  The decrease was primarily due to a decrease in personnel costs as a result of a reduction in headcount from the second quarter of 2002 to the second quarter of 2003 as well as a decrease in legal fees.  These decreases were partially offset by an increase in consulting expenses related to the evaluation of our ASIC operations.  General and administrative expenses as a percentage of net revenues increased for the three months ended June 30, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

Loss on lease commitment. We recorded a loss on our lease commitment totaling $3.2 million in the quarter ended June 30, 2002 on a lease for a building adjacent to our current headquarters in San Diego, California.  In February 2003, the Company entered into various agreements with its landlord and a third party who agreed to lease the building adjacent to our current corporate headquarters whereby the Company terminated its lease for this building and is completely absolved of any further liability.

Interest income.  Interest income decreased $480,000, or 58.3%, to $344,000 for the three months ended June 30, 2003 from $824,000 for the three months ended June 30, 2002. The decrease in interest income is primarily due to the decrease in interest rates over the past year as well as a decrease in the cash and marketable securities balance in the second quarter of 2003 compared to 2002.

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

Income tax provision. As a result of our tax projections for fiscal year 2003, our estimated effective tax rate for fiscal year 2003 is 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended June 30, 2003. Our estimated effective tax rate for fiscal year 2002 was 0%. Accordingly, we recognized an income tax provision of $0 during the three months ended June 30, 2002.

Comparison of Six Months Ended June 30, 2003 and 2002

Net revenues. Net revenues decreased $8.9 million, or 39.0%, to $13.9 million in the six months ended June 30, 2003 from $22.8 million in the six months ended June 30, 2002.  The decrease was due to a decline in sales of our PCI and SBus host bus adapter products partially offset by an increase in sales of our InfiniBand host channel adapter products and ASICs and fees received under ASIC related agreements.  Total host bus adapter revenues decreased $11.9 million from the six months ended 2002 to the six months ended 2003 primarily as a result of a decrease in overall unit sales.  This decrease in host bus adapter revenues was partially offset by a $2.0 million increase in sales of our InfiniBand host channel adapter products and a $870,000 increase in revenue from ASICs and ASIC related agreements.  Revenue from our ASIC related agreements during the six months ended June, 30 2003 includes $350,000 of revenue recognized from a perpetual software license fee to a third party for which the Company has no further significant obligations.  The $350,000 in consideration consisted of $50,000 in cash which has been received and $300,000 in preferred stock of the third party, a privately held technology company.  The value of the preferred stock was determined by reference to the latest round of financing obtained by the third party.

As our customers migrate from one-gigabit to two-gigabit Fibre Channel host bus adapter products, we have experienced a significant increase in revenues from our two-gigabit products for the six months ended June 30, 2003 compared to the same period in the prior year that has partially offset the significant decline in revenues from our one-gigabit products.  Sales of our two-gigabit products increased by $2.1 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.  Revenues from the sale of our two-gigabit products represented 57.2% and 25.7% of total net revenues for the six months ended June 30, 2003 and 2002, respectively.  Sales to customers outside of the United States accounted for 24% of net revenues for the six months ended June 30, 2003 and 2002.

Gross profit. Gross profit decreased $2.9 million, or 26.8%, to $8.0 million in the six months ended June 30, 2003 from $11.0 million in the six months ended June 30, 2002. Gross margin as a percentage of net revenues increased to 57.7% during the six months ended June 30, 2003 from 48.1% during the six months ended June 30, 2002.  The increase was primarily due to a reduction in material costs for our host bus adapter products and changes in product mix.  The cost of components for our host bus adapters has decreased from a year ago due to our continued focus on cost reductions and alternate sources of supply.  Additionally, the increase in revenue from our ASIC and ASIC related agreements, which carry higher margins, also contributed to the increase in gross margin.

Gross margins for the six months ended June 30, 2002 were also affected unfavorably by amortization costs associated with our licensed technology and additional costs incurred on an ASIC development agreement in comparison to gross margins for the six months ended June 30, 2003.  Amortization costs associated with our licensed technology totaled $75,000 in the six months ended June 30, 2003 compared to $447,000 in the six months ended June 30, 2002.  This decrease is a result of the impairment charge we recorded in the fourth quarter of 2002 to write down the carrying value of our licensed technology.  In addition, during the second quarter of 2002, we revised our estimated costs at completion for an ASIC development agreement which resulted in reduced margins on the project, and a cumulative catch-up adjustment to increase cost of revenues by $277,000 was recorded.

In the first quarter of 2002, we determined that simple modifications to host bus adapters previously considered excess inventory would make them saleable product.  The value of converted boards sold with a zero cost basis totaled $571,000 during the six months ended June 30, 2003 compared to $736,000 during the six months ended June 30, 2002, which had a favorable impact on margins during the six months ended June 30, 2003 and 2002.

Research and development. Research and development expenses decreased $347,000, or 3.1%, to $10.8 million for the six months ended June 30, 2003 from $11.1 million for the six months ended June 30, 2002. The decrease in research and development expenses was due primarily to lower personnel costs, resulting from a reduction in headcount from the six months ended June 30, 2002 to the six months ended June 30, 2003.  Additionally, the decrease was due to a lower allocation of corporate facility costs due to the Company vacating one of the floors at its corporate headquarters in the fourth quarter of 2002 and a decrease in depreciation expense partially offset by an increase in non-recurring engineering expenses.  Research and development expenses as a percentage of net revenues increased for the six months ended June 30, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

Selling and marketing.  Selling and marketing expenses decreased $1.4 million, or 20.7%, to $5.2 million for the six months ended June 30, 2003 from $6.6 million for the six months ended June 30, 2002.  The decrease in selling and marketing expense was due primarily to lower personnel costs, resulting from a reduction in headcount from the six months ended June 30, 2002 to the six months ended June 30, 2003.  Additionally, the decrease was due to a lower allocation of corporate facility costs due to the Company vacating one of the floors at its corporate headquarters in the fourth quarter of 2002, a decrease in travel expenses and reduced promotional costs partially offset by an increase in consulting expenses and the cost of boards provided to one of our significant customers for interoperability testing for new products.  Selling and marketing expenses as a percentage of net revenues increased for the six months ended June 30, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

General and administrative. General and administrative expenses decreased $25,000, or 1.0%, to $4.2 million for the six months ended June 30, 2003 from $4.2 million for the six months ended June 30, 2002.  The decrease was primarily due to a decrease in personnel costs due to a reduction in headcount from the six months ended June 30, 2002 to the six months ended June 30, 2003, partially offset by an increase in consulting and insurance expenses.  General and administrative expenses as a percentage of net revenues increased for the six months ended June 30, 2003 from the comparable period in 2002 primarily due to the decrease in revenues.

Loss on lease commitment. We recorded a loss on our lease commitment totaling $3.2 million in the quarter ended June 30, 2002 on a lease for a building adjacent to our current headquarters in San Diego, California.  In February 2003, the Company entered into various agreements with its landlord and a third party who agreed to lease the building adjacent to our current corporate headquarters whereby the Company terminated its lease for this building and is completely absolved of any further liability.

Interest income.  Interest income decreased $897,000, or 52.8%, to $801,000 for the six months ended June 30, 2003 from $1.7 million for the six months ended June 30, 2002. The decrease in interest income is primarily due to the decrease in interest rates over the past year as well as a decrease in the cash and marketable securities balance in the first and second quarters of 2003 compared to 2002.

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

Income tax provision. As a result of our tax projections for fiscal year 2003, our estimated effective tax rate for fiscal year 2003 is 0%. Accordingly, we recognized an income tax provision of $0 during the six months ended June 30, 2003. Our estimated effective tax rate for fiscal year 2002 was 0%. Accordingly, we recognized an income tax provision of $0 during the six months ended June 30, 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2003, cash used in operating activities was $11.0 million, compared to $764,000 of cash provided by operating activities during the six months ended June 30, 2002.  The cash used in operations during the six months ended June 30, 2003 reflects a net loss before depreciation, amortization, a write-off of property and equipment and other non-cash items of approximately $8.2 million and a $4.9 million decrease in accrued liabilities primarily due to payments associated with the termination of a facilities lease, deferred revenue, other liabilities and other assets partially offset by $2.1 million of cash provided by other working capital items such as accounts receivable, inventory and accounts payable.

Net cash provided by investing activities was $10.8 million in the six months ended June 30, 2003 and consisted of proceeds from the sale of marketable securities partially offset by capital expenditures and purchases of marketable securities available for sale. Net cash used in investing activities was $2.5 million in the six months ended June 30, 2002 and consisted of proceeds from the sale of marketable securities of $9.5 million for the purchase of licensed technology and services from Troika for $7.5 million and $2.0 million for the purchase of an equity investment in a privately held InfiniBand semiconductor developer offset by capital expenditures and purchases of marketable securities available for sale.  The increase in capital expenditures during the six months ended June 30, 2003 was primarily due to the purchase of equipment for our system integration lab.

Net cash provided by financing activities in the six months ended June 30, 2003 was $791,000 which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options and purchases of shares made under our employee stock purchase plan, partially offset by the purchase of treasury stock and payments on capital leases.  Net cash provided by financing activities was $531,000 in the six months ended June 30, 2002, which resulted from net proceeds from the issuance of common stock, consisting of proceeds from the exercise of stock options and purchases of shares under our employee stock purchase plan.

We had $90.1 million of cash and cash equivalents and investments and $70.4 million of working capital at June 30, 2003.  We believe that our cash and investments position will be sufficient to meet our working capital needs at least through the next 12 months.

At June 30, 2003, our outstanding commitments included (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$22,867	$3,371	$5,890	$5,500	$8,106
Capital leases	524	280	244	—	—
Purchase commitments for inventory	2,489	2,489	—	—	—
Total	$25,880	$6,140	$6,134	$5,500	$8,106

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

In January 2003, we announced that we are investigating strategic options to optimize the value and market responsiveness of our ASIC assets.  As of June 30, 2003, we have not concluded our investigation.

On March 20, 2003, the board of directors authorized the Company to repurchase up to $10 million of its outstanding common stock in open market and private transactions over a twelve-month period ending March 21, 2004.  The timing and price of stock purchases are being made at the discretion of management.  As of June 30, 2003, the Company repurchased 2,500 shares of its outstanding common stock at a cost of nine thousand dollars under the plan approved on March 20, 2003.

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

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2003.

Currently, all of our sales are denominated in U.S. dollars, so we are not exposed to foreign currency related risks.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART  II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

In April 2001, an alleged stockholder of the Company filed an alleged class action complaint against the Company and certain of its officers and directors in the United States District Court for the Southern District of California on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and January 24, 2001.  Thereafter, five additional and virtually identical lawsuits have been filed.  The most recent of these lawsuits allege claims on behalf of purchasers of the Company’s common stock during the period between October 16, 2000 and March 28, 2001 (the “Class Period”). The cases allege that during the Class Period, the Company made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the cases allege that the Company and the others named in the cases violated the Securities Exchange Act of 1934.  The Company has retained counsel to defend these cases.  On February 8, 2002, the Court appointed a lead plaintiff and lead counsel and ordered the consolidation of the cases.  The Court gave the plaintiffs until March 25, 2002 to file a consolidated amended complaint. On March 25, 2002, plaintiffs filed a first consolidated and amended complaint.  The first consolidated and amended complaint alleges a new class period of July 13, 2000 through March 28, 2001 and adds alleged claims under the Securities Act of 1933 arising from the Company’s secondary public offering in October 2000.  On April 29, 2002, the Company filed a motion to dismiss and a motion to strike the first consolidated and amended complaint.  On March 25, 2003, the Court executed an order granting with leave to amend the Company’s motion to dismiss and giving plaintiffs until May 27 to file an amended complaint.  On May 27, 2003, plaintiffs filed a second amended consolidated complaint for violation of federal securities laws.  On June 13, 2003, the Company filed a motion to dismiss and a motion to strike the second amended consolidated complaint for violation of federal securities laws.  On July 21, 2003, the court took the Company’s motions under submission.

In October 2001, an alleged stockholder of the Company, Richard Grosset, filed an alleged stockholder derivative lawsuit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit alleges that during the Class Period, the present and former members of the Company’s board failed to adequately oversee the activities of management and, as a result, the Company allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels.  Based on these allegations, the plaintiff alleges that the present and former members of the Company’s board breached their fiduciary duties to the Company.  The alleged stockholder filed the lawsuit without first making a demand upon the board of directors.  The Company has retained counsel to defend this case.  On February 1, 2002, the Court sustained the Company’s demurrer to the plaintiff’s complaint with leave to amend.  On March 8, 2002, the plaintiff filed a first amended complaint.  On March 22, 2002, the Company filed a demurrer to the first amended complaint and the hearing on the demurrer was set for April 12, 2002.  On April 12, 2002, the Court entered an order sustaining the demurrer and giving the plaintiff leave to file another amended complaint.  On April 29, 2002, the plaintiff filed a second amended complaint.  On May 31, 2002, the Company filed a demurrer to the second amended complaint.  On the same day, Sik-Lin Huang, an alleged stockholder of the Company, filed a motion to intervene in the case as a plaintiff.  On June 21, 2002, the Court sustained the Company’s demurrer and dismissed Grosset as a plaintiff because he is no longer a stockholder of the Company.  The Court, however, granted Huang’s motion to intervene and ordered Huang to file a complaint in intervention.  Huang filed a complaint in intervention on July 5, 2002.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Grosset action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action. The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on August 22, 2003, with a further hearing scheduled for August 29, 2003.

On May 30, 2002, an alleged stockholder of the Company, Ali Bemanian, filed a purported stockholder derivative suit against the Company and certain present and former members of the Company’s board of directors in the San Diego County Superior Court.  The lawsuit repeats the allegations of the derivative lawsuit filed by Grosset.  The lawsuit also adds allegations that the defendants caused or allowed the Company to falsely report its results for the fourth quarter of fiscal 2001.  These additional allegations relate to the Company’s May 20, 2002 announcement that it would restate its financial statements and file an amended report on Form 10-K.  On September 16, 2002, the board of directors of the Company appointed a special litigation committee to investigate the allegations in this case and to determine whether it is in the best interest of the Company to allow this case to proceed.  On February 11, 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the Bemanian action, and that the best interests of JNI require that this action be dismissed in its entirety.  On February 19, 2003, counsel for the special litigation committee filed a motion to dismiss this action.  The hearing on the motion to dismiss was rescheduled, and it is now scheduled for telephonic ruling on August 22, 2003, with a further hearing scheduled for August 29, 2003.

On November 29, 2001, an alleged stockholder of the Company filed a class action lawsuit in the United States District Court for the Southern District of New York.  The lawsuit also names as defendants the underwriters on the Company’s initial public offering and secondary offering.  The plaintiff alleges that defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with the Company’s public offerings.  This case is among the over 300 class action lawsuits pending in the United States District Court for the Southern District of New York that have come to be known as the IPO laddering cases.  The complaint in this case was served on the Company on June 20, 2002.  On November 1, 2002, the Court heard argument on motions to dismiss all of the IPO laddering cases.  On February 19, 2003, the Court issued an order on the motion to dismiss the IPO laddering cases.  As to the Company, the motion was denied and as to its present and former officers and directors who were also named as defendants, the motion was denied in part and granted in part with two former officers being dismissed from the case.  On June 26, 2003, a proposed partial global settlement was announced between the securities issuers and their directors and officers and the plaintiffs that has been structured in the IPO laddering cases which would guarantee at least $1 billion dollars to investors who are class members from the insurers of the issuers.  The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers.  On July 25, 2003, the board of directors of the Company voted to approve the proposed settlement.  The proposed settlement is subject to acceptance by the other securities issuers and court approval. The Company believes that the allegations in these lawsuits are without merit and intends to defend against the lawsuits vigorously.  The Company cannot predict the likely outcome of these lawsuits, and an adverse result in any of these lawsuits could have a material adverse effect on the Company.

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

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

On June 17, 2003, JNI held an Annual Meeting of Stockholders at which the following proposals were voted on by the stockholders:

1.               To elect eight directors for a one-year term to expire at the 2004 Annual Meeting of Stockholders.

Nominee	For	Withheld

John Bolger	18,501,996	852,050

Sylvia Summers-Dubrevil	18,870,416	483,630

John C. Stiska	18,473,820	880,226

Tom St. Dennis	18,987,818	366,228

Leon (Bud) Edney	19,175,392	178,654

Russell Stern	19,168,784	185,262

Peter van Cuylenburg	18,965,659	388,387

Howard Wiener	19,171,842	182,204

2.     To ratify PricewaterhouseCoopers LLP as the Company’s independent public auditor for the fiscal year ending December 31, 2003.

For approval	17,919,381

Against approval	1,419,375

Abstained	15,290

Broker Non-Votes	0

Item 5.           Other Information

Factors That May Affect Future Performance

Risks relating to our business

We may not be able to achieve and maintain profitability on a consistent basis.

We have experienced net losses for several consecutive quarters, and we are likely to continue to experience net losses during 2003 and at least the first three fiscal quarters of 2004.  If we are not able to penetrate new market segments, we will likely not realize sufficient revenues in future periods to achieve and maintain profitability. In addition, because of the competition in and the evolving nature of the enterprise data connectivity markets, achieving and sustaining profitability may be extremely challenging.

We intend to make changes to our business to respond to adverse market developments, and those changes may not positively affect our revenues or operating results.

We are in a process of continuing business transition necessitated by changes in our markets.  The market for Fibre Channel products has reached a relatively mature state in which the rate of adoption of new technologies has slowed.  As a result, we believe there will be fewer opportunities for us to increase market share through introduction of new generations of Fibre Channel products.  To respond to this transition in our markets, we are evaluating various approaches to improving our operating results and market position.  As part of this evaluation, we are investigating our options to maximize the strategic value of our assets, personnel and intellectual property in our ASICs operations.  This evaluation may result in a material change in the operation of our ASICs business, and we cannot assure you that such a change will have a positive effect on our business.  The financial cost of implementing any such changes may outweigh the benefits we achieve, and we may not be able to obtain a desirable level of value in return for any transfer of these assets.  Moreover, actions related to our ASICs operations or otherwise that management undertakes to reverse our declining market share and to improve our operations could cause disruption in our personnel, customer or supplier relationships or result in charges or expenses that could have adverse effects on our operating results or financial condition.

Because we depend on a small number of OEM and distribution channel customers for a significant portion of our revenues in each period, the loss of any of these customers, the failure to obtain certifications or any cancellation or delay of a large purchase by any of these customers could significantly reduce our net revenues.

Historically, a limited number of OEMs and distribution channel customers has accounted for a significant majority of our total net revenues. The loss of any of our key customers, or a significant reduction in sales to those customers, could significantly reduce our net revenues.  For the six months ended June 30, 2003, Network Appliance accounted for 14% of our net revenues, Hitachi Data Systems accounted for 11% of our net revenues and Info X accounted for 10% of our net revenues.  A significant portion of the products sold to the distributors was utilized by our OEM customers.  We anticipate that our operating results in any given period will continue to depend to a significant extent upon revenues from a small number of customers.  In particular, we anticipate that an increasing portion of our revenues will be derived from sales of our products directly to Sun Microsystems, and if we are unable to achieve increased levels of revenues from this relationship, our revenues may not grow as we anticipate.

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

We have derived a substantial majority of our historical revenues from sales of host bus adapters that include software designed to work with the Sun Microsystems Solaris operating system. To increase our revenues and grow our business we must maintain our leading position in Solaris environments and build market share with our newer products that interoperate with other operating systems. These products have not obtained market penetration comparable to what we have achieved in the Solaris environment, and our ability to increase market share is subject to the risks inherent in the commercialization of new products. In particular, competition in the market for non-Solaris Fibre Channel host bus adapters is fierce, and it will be challenging to displace incumbent suppliers such as Emulex and QLogic to expand our market share.  To achieve increased market share, it may be necessary for us to reduce our product prices in these new markets.  This strategy may not be successful in increasing our market share, and it could affect pricing in our existing markets.  We may not be successful in marketing and selling the new products we develop, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for host bus adapters compatible with operating systems other than the Solaris operating system would impair our growth and harm our operating results.

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

As the Fibre Channel market continues to mature, the commoditization of the Fibre Channel market favors larger organizations such as our current and potential competitors in the Fibre Channel market, including Emulex Corporation, QLogic Corporation, Agilent Technologies, Inc., Hewlett-Packard and LSI Logic.  To the extent that commoditization leads to significant pricing declines, whether initiated by us or by an existing or new competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profitability, and we cannot assure you that we will be successful in responding to these competitive pricing pressures.  These companies all have substantially greater financial, marketing and distribution resources than we have. Our primary competitors, Emulex and QLogic, have entered the Sun Solaris segment of the Fibre Channel market, which is the primary market for our Fibre Channel products.  We may also face competition from new entrants to the Fibre Channel market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Our Fibre Channel products may also compete at the end-user level with other current or future technology alternatives. Further, businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems typically do not interoperate with our products, customers that invest in these systems will be less likely to purchase our products. Because most of our current products are based on Fibre Channel, unless we are able to develop products based on other emerging connectivity technologies, our business could suffer if the market for

Fibre Channel products grows more slowly than we anticipate as a result of competition from such technologies.   To the extent that we develop products based on other standards, such as our InfiniBand products, we will face competition in the markets for such products that may come from larger technology companies such as Emulex, IBM, QLogic and Sun.   If we are not successful, for competitive or other reasons, in achieving market penetration with our InfiniBand or other potential products, we may not be able to recover our investment in pursuing new markets.

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

Our operating results may suffer if we do not receive an appropriate level of return on our investments in new products based upon new technologies.

In addition to our Fibre Channel-based products, we offer host channel adapter modules based on the InfiniBand Architecture standard.  The InfiniBand standard, like all new standards, is subject to market and research and development transitions with major OEM customers.  To date, we have announced one OEM design win for InfiniBand with Network Appliance, and the success or failure of this relationship and Network Appliance’s success with its InfiniBand product will have a material effect on our ability to expand our InfiniBand business.  We are currently evaluating whether to continue to make research and development investments to developing InfiniBand products.  In recent periods, several key industry participants have withdrawn support for InfiniBand or terminated their efforts to support InfiniBand, which increases the risks associated with our investment in InfiniBand technology.  In addition, Mellanox is currently the only significant supplier of integrated circuits that implement InfiniBand technology, and we cannot assure you that they will continue to supply such integrated circuits to us on reasonable terms or at all.  The absence of multiple integrated circuit suppliers for the InfiniBand market may deter customers from deploying InfiniBand technology due to concerns over the long-term viability of the market.  InfiniBand will compete with 10 Gigabit Ethernet, which is a standard that has considerably more industry support than InfiniBand. There is no assurance that InfiniBand will ever achieve greater acceptance in the market, and if the market for InfiniBand does not materialize as anticipated, our investment in InfiniBand may not result in any material benefits to our business.  Moreover, in light of the challenges facing the adoption of InfiniBand and the other risks described above, we cannot assure you that we or Network Appliance will continue to make further investments in products based on this technology.  In the event that we or Network Appliance  were to determine to discontinue investing in InfiniBand, our revenues from these products would decline rapidly, and we could suffer related charges, both of which events would have an adverse effect on our operating results.

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

We expect that we will continue to experience downward pricing pressure on our products. We anticipate that the average selling prices of each of our products will decrease over time in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors, introductions of competing technological solutions or other factors, including, potentially, strategic price reductions that we may initiate to gain market share and increase product shipment volumes. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. Our failure to do so would cause our revenue and gross margins to decline, which could materially adversely affect our operating results and cause the price of our common stock to decline.

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

Taiwan Semiconductor Manufacturing Company, or TSMC, is currently our sole manufacturer for all of our ASIC wafers. Sanmina-SCI Corporation in Rapid City, South Dakota, and Varian, Inc. in Poway, California perform substantially all assembly operations for our host bus adapters and host channel adapter modules.  The contract electronics manufacturing industry, which includes Sanmina-SCI and Varian, has experienced substantial disruption as a result of the current economic downturn, which increases the risks associated with our reliance on these manufacturers. We have no firm long-term commitments from any of these companies to supply products to us for any specific period, or in any specific quantity, except as may be provided in a particular purchase order.

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

Currently, our ASIC products are manufactured by TSMC which is located in Asia, and we intend to expand our manufacturing, assembly and testing activities abroad. Accordingly, we are subject to risks inherent in international operations, which include:

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

Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of copyrights, trademarks, trade secret laws and contractual provisions to establish and protect our intellectual property rights in our proprietary technologies, including the source code for our software and the reference designs for our ASICs. We presently have no patents; however, we have begun the process of investing resources to gain patent protection for some of our intellectual property.  While we are hopeful that our patent program will produce overall benefits to the Company, there is no guarantee that the benefit we derive from any of these patents, if and when issued, will necessarily equal or exceed the costs of obtaining them.  We generally enter into confidentiality or license agreements with employees, consultants and customers and seek to control access to and distribution of our source code, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult. Other parties also may independently develop or otherwise acquire equivalent or superior technology. In addition, the laws of some of the countries in which our products are or may be developed, manufactured or sold may not protect our intellectual property rights to the same extent as the laws of the United States, or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business.

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

Export sales accounted for 24% of our net revenues during the six months ended June 30, 2003, 24% of our net revenues in 2002, 30% of our net revenues in 2001 and 23% of our net revenues in 2000. Accordingly, we encounter risks inherent in international operations. Because all of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become less competitive in international markets. Our export sales could also be limited or disrupted by any of the following factors:

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

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

3.1(2)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(3)	Certificate of Designation, Preferences and Rights
3.2(4)	Bylaws of the Company
4.1(3)	Form of Rights Agreement between the Company and U.S. Stock Transfer Corporation
31.1(1)	Certification of Chief Executive Officer pursuant Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act
31.2(1)	Certification of Chief Financial Officer pursuant Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Current Report on Form 8-K filed by JNI Corporation on April 29, 2003 (File No. 000-27755).

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

JNI CORPORATION

Date: August 12, 2003	By:	/s/ RUSSELL STERN
Russell Stern
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2003		/s/ PAUL KIM
Paul Kim
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(a)                                  Exhibits

3.1(2)	Fourth Amended and Restated Certificate of Incorporation of the Company
3.2(3)	Certificate of Designation, Preferences and Rights
3.2(4)	Bylaws of the Company
4.1(3)	Form of Rights Agreement between the Company and U.S. Stock Transfer Corporation
31.1(1)	Certification of Chief Executive Officer pursuant Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act
31.2(1)	Certification of Chief Financial Officer pursuant Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act
32.1(1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Current Report on Form 8-K filed by JNI Corporation on April 29, 2003 (File No. 000-27755).

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